Form 10-Q
period 1993-12-24
NEW ENGLAND BUSINESS SERVICE INC
filed 1994-02-07
CIK 205700

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON D.C.  29549

                                 FORM 10Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended December 24, 1993.

                                    OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the transition period from_________ to        _______


   Commission file number 0-8564


                   NEW ENGLAND BUSINESS SERVICE, INC.
        (Exact name of the registrant as specified in its charter)


                  Delaware                          04-2942374
   (State or other jurisdiction of              (I. R. S. Employer
    incorporation or organization)             Identification No.)


   500 Main Street, Groton, Massachusetts               01471
   (Address of principal executive offices)            (Zip Code)


                           (508) 448-6111
    (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 and 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes ____X_____         No__________


The number of common shares of the Registrant outstanding on December 24, 1993 was 15,364,333.




                    NEW ENGLAND BUSINESS SERVICE, INC.
                        CONSOLIDATED BALANCE SHEET
                        (In Thousands Except Share Data)
                                                         Dec. 24,June 25,
ASSETS                                                       1993    1993
   Current Assets
   Cash & cash equivalents                               $ 2,590  $10,061
   Short term investments - at cost                       31,663   18,057

   Accounts receivable (less allow. for doubtful accounts:
      $2,991 at December 1993 and $2,944 at June 1993)    28,977   26,707
   Inventories                                             8,470    8,663
   Direct mail advertising materials                       2,161    1,391
   Prepaid expense                                         2,353    1,925
   Deferred income tax benefit                             4,761    2,162

         Total current assets                             80,975   68,966

Property and Equipment
   Land & buildings                                       37,798   37,778
   Less: accumulated depreciation                         17,892   17,144
      Net                                                 19,906   20,634


   Equipment                                              66,547   64,621
   Less:  accumulated depreciation                        47,921   44,145

      Net                                                 18,626   20,476

   Property and equipment - net                           38,532   41,110
Other Assets (less accumulated amortization:
   $7,896 at Dec. 1993 and $6,719 at June 1993)            9,851   10,548

TOTAL ASSETS                                            $129,358 $120,624

LIABILITIES
Current liabilities
   Accounts payable                                     $  7,455 $  7,039
   Accrued Federal and state income taxes                  2,662    1,580
   Accrued profit-sharing distribution                     1,809    2,114
   Accrued payroll expense                                 4,266    5,454
   Accrued employee benefit expense                        6,144    5,237
   Sales tax payable                                         282      222
   Accrued restructuring program costs                     4,544        0
   Other accrued expenses                                  4,991    3,647
     Total current liabilities                            32,153   25,293
Deferred Grants                                              318      317
Deferred Income Taxes                                      2,091      346

STOCKHOLDERS' EQUITY
Preferred stock, par value $1 per share;
  authorized and unissued 1,000,000 shares
Common stock, par value $1 per share; authorized
   40,000,000 shares; issued 15,472,799 shares
   at Dec. 1993 and 15,408,979 shares at June 1993       15,473    15,409
Additional paid in capital                                7,981     7,090
Cumulative foreign currency translation adjustment       (1,623)  (1,057)
Retained earnings                                        74,640    75,033
  Total                                                  96,471    96,475
Less: treasury stock (at cost, 108,466 shares at
   Dec. 1993 and 117,795 at June 1993)                  ( 1,675)  (1,807)

Stockholders' Equity (outstanding 15,364,333 shares at
   Dec. 1993 and 15,291,184 shares at June 1993)         94,796    94,668

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $129,358  $120,624


              See Notes to Consolidated Financial Statements



                    NEW ENGLAND BUSINESS SERVICE, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands Except Per Share Data)


                                  Three Months Ended    Six Months Ended
                                 Dec. 24,  Dec. 25,   Dec. 24,  Dec. 25,
                                     1993     1992       1993      1992


NET SALES                         $ 65,550 $ 60,284 $125,370    $117,606

COSTS AND EXPENSES:

   Cost of Sales
      (inc'l shipping costs)        22,865   23,360   45,916      45,083

   Selling and Advertising          18,746   18,285   35,627      36,571

   General and Administrative       15,391   13,354   28,180      25,740


   Restructuring Charge                  0        0    6,000           0

      Total operating expenses      57,002   54,999  115,723     107,394

INCOME FROM OPERATIONS               8,548    5,285    9,647      10,212


OTHER INCOME/EXPENSES:

   Investment income                   343      261      549         627

INCOME BEFORE TAXES                  8,891    5,546   10,196      10,839


PROVISION FOR INCOME TAXES:
   Federal                           2,984    1,717    3,308       3,328
   State                               940      497    1,159         973

     Total                           3,924    2,214    4,467       4,301


NET INCOME                         $ 4,967 $  3,332 $  5,729    $  6,538


PER SHARE AMOUNTS:

   Net Income                     $   . 32 $    .22 $    .37    $    .43

   Dividends                      $    .20 $    .20 $    .40    $    .40


WEIGHTED AVERAGE SHARES OUTSTANDING   15,323  15,264  15,310      15,257



              See Notes to Consolidated Financial Statement










                    NEW ENGLAND BUSINESS SERVICE, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                              (In Thousands)
                                                        Six Months Ended
                                                     Dec. 24,     Dec. 25,
                                                      1993         1992
CASH FLOWS FROM  OPERATING ACTIVITIES:

Net income                                          $  5,729    $  6,538
Adjustments to reconcile net income to cash:
   Depreciation and amortization                       6,018       4,789
   Deferred  income taxes                           (    916)          0
   Provision for losses on accounts receivable         1,215       1,329
   Provision for pension cost                            138          90
   Deferred grants                                  (      3)          9
   Restructuring charge                                6,000           0
   Changes in assets and liabilities:
      Accounts receivable                           (  3,976)   (  2,309)
      Inventories and advertising material          (    677)        318
      Other assets                                  (    443)        627
      Accounts payable                                   459    (  1,312)
Income taxes payable                                   1,080    (  2,315)
      Other accrued expenses                        (    545)   (  2,126)

Net cash provided by operating activities             14,079       5,638


CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment              (  2,557)   (  3,976)
   Short term investments                           ( 13,900)   (  2,195)
   Net cash (used in) investing activities          ( 16,457)   (  6,171)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of debt                                  (     30)   (     70)
   Proceeds from issuing common stock                    955          96
   Sale of treasury stock                                132         394
   Dividends paid                                   (  6,122)   (  6,102)
Net cash (used in) financing activities             (  5,065)   (  5,682)

EFFECT OF EXCHANGE RATE ON CASH                     (     28)   (    175)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS         (  7,471)   (  6,390)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      10,061      10,936


CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  2,590    $  4,546


              See Notes to Consolidated Financial Statements


Form 10Q
New England Business Service, Inc.



                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Basis of Presentation

     The consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods reflected. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim period reported herein are not necessarily indicative of results to be expected for the full year.

2. Accounting Policies

     The consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, and the Report of Independent Public Accountants incorporated by reference in the Company's Annual Report on Form 10K for the fiscal year ended June 25, 1993 from the Company's 1993 Annual Report to Shareholders.

     Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements incorporated by reference in the Company's Annual Report on Form 10K for the fiscal year ended June 25, 1993 from the Company's Annual Report to Shareholders. The Company has consistently followed those policies in preparing this report.

     Inventories are carried at the lower of first-in, first-out cost or market. Inventories at December 24, 1993 and June 25, 1993 consisted of:
                                             Dec. 24, 1993 June 25, 1993

     Raw paper                                   $ 775,000    $ 81,000
     Business forms and related office prods.    7,695,000   7,882,000
     Total                                     $ 8,470,000  $8,663,000

3. Stock Plans

     The increase in outstanding shares reflects the issuance of 15,126 shares pursuant to the employee benefit program under
     Section 401(k) of the Internal Revenue Code and 58,023 shares pursuant to the Company's Key Employee Stock Option and Stock Appreciation Rights Plan.

4. Net Income Per Share

     Net income per common share was based on the weighted average of such shares outstanding during each period: 15,310,000 for the six months ended December 24, 1993 and 15,257,000 for the six months ended December 25, 1992.


     5.   Restructuring Program

   During the first quarter, the Company recorded a $6 million pretax charge related to a restructuring program to be implemented over the ensuing 12 months. This charge primarily includes personnel costs associated with staff reductions involving 5% of the Company's 2,200 employees.


6. Accounting for Income Taxes.

   As of June 26, 1993, the Company adopted SFAS No. 109, entitled
     "Accounting for Income Taxes." The cumulative effect of adopting SFAS No. 109 was not significant to the Company's financial statements. The adoption did result in certain reclassifications of deferred tax assets and liabilities.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

   During the first quarter, Federal tax legislation was enacted. A principal provision of the new tax law was an increase in the overall tax rate. This had no material effect on the Company's results year-to-date.



                    MANAGEMENT DISCUSSION AND ANALYSIS


Liquidity and Capital Resources

Cash provided by operating activities was $14.1 million in 1993, representing an increase from the $5.6 million provided in 1992. This increase was due primarily to improved operating results (excluding the non-cash portion of the restructuring charge), and changes in the balances of non-cash assets and liabilities.

Working capital at December 24, 1993 amounted to $48.8 million, including $34.3 million of cash and short term investments. This compares to working capital of $43.7 million and cash and short term investment balances of $28.1 million at the end of the fiscal year.
The increase in working capital is due to an increase in cash generated from operations, an increase in accounts receivable due to an increase in sales volume, and partially offset by an increase in current liabilities attributable to the Company's restructuring program.

As a result of general cost containment activities, capital expenditures of $2.6 million were less than the $4.0 million expended in 1992. The Company had no significant commitments for capital projects at quarter end. The Company expects that the cash savings anticipated from the restructuring program during fiscal year 1994, will approximate and be adequate to fund the $5 million cash portion of the total restructuring charge.

In addition to its present cash and investment balances, the Company has consistently generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. However, should the Company need additional funds, it has an unsecured line of credit with a major bank for $10 million. At present, there are no outstanding balances against this line.


Results of Operations

The following discussion is reflective of both quarter and year to date amounts as presented in the Consolidated Statements of Income.

Net sales increased from $117.6 million in 1992 to $125.4 million in 1993 or 6.6%. This increase in net sales was the result of increases in the volume of incoming orders which amounted to approximately 4.3% or $4.6 million. Price increases of approximately 2.3% or $3.2 million accounted for the remainder of the sales increase. Most business units and product lines reflected improving sales
performances.   In particular,  strong growth was recorded in the
computer forms, software, checks and custom forms product lines.

Cost of sales decreased from 38.3% in 1992 to 36.6% of net sales in 1993. Imprinting costs were lower due to the operating efficiencies achieved on stronger than expected order volume, while material costs remained stable.

Selling and advertising expenses decreased as a percentage of sales from 31.1% in 1992 to 28.4% in 1993. More effective promotional programs and better targeted mail to customers as well as the effect of the restructuring program resulted in reduced selling and advertising expenses.

General and administrative costs increased as a percent of net sales from 21.9% in 1992 to 22.5% in 1993. The increase was due primarily to increased costs associated with technical support for the Company's software products.

During the first quarter, the Company recorded a $6 million pretax charge, or $.23 per share, related to a restructuring program. The objectives of this program are to increase the Company's competitiveness, permit investments in new business development and strengthen margins. The restructuring program includes the realignment of the Company's marketing and manufacturing organizations, staff reductions throughout the Company totaling 5% of the 2,200 employee work force, and plans to close a small administrative facility. The restructuring program proceeded smoothly in the second quarter and the Company now expects the program to be completed in less than twelve months instead of the 18 months originally planned. When the program is fully implemented the Company expects it to generate cost savings of about $7 million annually. The restructuring program generated cost savings of $1.7 million in the second quarter. All of the savings were associated with reduced staffing levels throughout the Company.

The Provision for income taxes as a percentage of pre-tax income increased from 39.7% in 1992 to 43.8% in 1993 due to a lower percentage of tax exempt income resulting from lower interest rates, and changes in Federal tax laws creating a higher corporate tax rate and less favorable treatment of certain foreign source income.





                    PART II - OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

         a.  Annual Meeting of Stockholders October 22, 1993.

         b. The stockholders fixed the number of Directors to be elected at nine and elected the following as directors:

               Peter A. Brooke              Frank L. Randall, Jr.
               Bartley H. Calder            Jay R. Rhoads, Jr.
               Benjamin H. Lacy             Richard H. Rhoads
               William C. Lowe              Robert Ripp
               Robert J. Murray



         c. To ratify the selection of Deloitte & Touche as independent auditors of the Company for the fiscal year ending June 24, 1994:

               Affirmative Votes            Negative Votes

                  14,497,320                    30,093


Item 6.  REPORTS ON FORM 8-K

         On October 15, 1993 the Company filed a Form 8-K to report a restructuring program.













Form 10Q
New England Business Service, Inc.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



New England Business Service, Inc.



February 4, 1994                        /s/Thomas W. Freeze
Date                                    Secretary & Treasurer