Form 10-Q
period 1994-03-25
NEW ENGLAND BUSINESS SERVICE INC
filed 1994-05-06
CIK 205700

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON D.C.  29549

                                FORM 10Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 25, 1994.
                                   OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________ to        _______


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

     Yes ____X_____         No__________


The number of common shares of the Registrant outstanding on March 25, 1994 was 15,422,154.




                   NEW ENGLAND BUSINESS SERVICE, INC.
                       CONSOLIDATED BALANCE SHEET
                     (In Thousands Except Share Data)
                                                        March 25 June 25
ASSETS                                                      1994    1993
Current Assets
   Cash and cash equivalents                             $ 4,096  $10,061

   Short term investments - at cost                       34,846   18,057
   Accounts receivable (less allow. for doubtful accounts:
      $2,987 at March 1994 and $2,944 at June 1993)       28,310   26,707
   Inventories                                             8,241    8,663
   Direct mail advertising materials                       2,401    1,391
   Prepaid expenses                                        1,431    1,925
   Deferred income tax benefit                             4,761    2,162
            Total current assets                          84,086   68,966

Property and Equipment
   Land and buildings                                     37,886   37,778
   Less: accumulated depreciation                         18,430   17,144
      Net                                                 19,456   20,634


   Equipment                                              67,241   64,621
   Less:  accumulated depreciation                        49,058   44,145

      Net                                                 18,183   20,476

   Property and equipment - net                           37,639   41,110
Other Assets (less accumulated amortization:
   $8,509 at March 1994 and $6,719 at June 1993)           9,267   10,548

TOTAL ASSETS                                            $130,992 $120,624

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                     $  7,757 $  7,039
   Accrued Federal and state income taxes                  2,191    1,580
   Accrued profit-sharing distribution                     2,121    2,114
   Accrued payroll expense                                 4,427    5,454
   Accrued employee benefit expense                        6,936    5,237
   Sales tax payable                                         271      222
   Accrued restructuring program costs                     3,002        0
   Other accrued expenses                                  4,838    3,647
     Total current liabilities                            31,543   25,293
   Deferred Grants                                           318      317
   Deferred Income Taxes                                   2,093      346

STOCKHOLDERS' EQUITY
   Preferred stock, par value $1 per share;
     authorized and unissued 1,000,000 shares
   Common stock, par value $1 per share; authorized
      40,000,000 shares; issued 15,540,121 shares
      at March 1994 and 15,408,979 shares at June 1993    15,540   15,409
   Additional paid in capital                              9,002    7,090
   Cumulative foreign currency translation adjustment  (  2,056)  (1,057)
 Retained earnings                                        76,483   75,033
      Total                                               98,969   96,475
   Less: treasury stock (at cost, 117,967 shares at
      March 1994 and 117,795 at June 1993)             (  1,931) ( 1,807)

   Stockholders' Equity (outstanding 15,422,154 shares
      at March 1994 and 15,291,184 shares at June 1993)  97,038    94,668

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $130,992 $120,624


             See Notes to Consolidated Financial Statements



                   NEW ENGLAND BUSINESS SERVICE, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in Thousands Except Per Share Data)


                                     Three Months Ended Nine Months Ended
                                     Mar. 25,  Mar. 26, Mar. 25, Mar. 26,

                                       1994       1993     1994      1993


NET SALES                              $ 63,424$ 59,377  $188,794$176,983

OPERATING EXPENSES:

   Cost of sales (inc'l shipping costs)  23,312  23,107    69,228  68,190

   Selling and advertising               17,016  16,911    52,643  53,482

   General and administrative            14,813  13,835    43,005  39,575


   Restructuring charge                       0        0    6,000       0

      Total operating expenses           55,141  53,853   170,876 161,247

INCOME FROM OPERATIONS                    8,283   5,524    17,918  15,736


OTHER INCOME/(EXPENSE):

   Investment income                        326     336       887     963


INCOME BEFORE INCOME TAXES                8,609   5,860    18,805  16,699


PROVISION FOR INCOME TAXES:
   Federal                                2,733   1,900     6,041   5,228
   State                                    957     598     2,116   1,571

     Total                                3,690   2,498     8,157   6,799


NET INCOME                             $  4,919$  3,362  $ 10,648$  9,900


PER SHARE AMOUNTS:

   Net Income                          $   . 32$    .22  $    .69$    .65

   Dividends                           $    .20$    .20  $    .60$    .60


WEIGHTED AVERAGE SHARES OUTSTANDING      15,393  15,276    15,337  15,263



             See Notes to Consolidated Financial Statements






                   NEW ENGLAND BUSINESS SERVICE, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands)
                                                      Nine Months Ended
                                                     Mar. 25,    Mar. 26,
                                                      1994           1993
CASH FLOWS FROM  OPERATING ACTIVITIES:

Net income                                          $ 10,648    $  9,900
Adjustments to reconcile net income to cash:
   Depreciation and amortization                       8,995       7,345
   Deferred  income taxes                          (     910)  (      57)
   Provision for losses on accounts receivable         1,813       2,050
   Provision for pension cost                            207         135
   Deferred grants                                 (       3)  (      74)
   Restructuring charge                                6,000           0
Changes in assets and liabilities:
   Accounts receivable                             (   3,972)  (   2,655)
   Inventories and advertising material            (     729)  (     202)
   Other assets                                          466         577
   Accounts payable                                      817       3,026
      Income taxes payable                               607   (   1,613)
   Other accrued expenses                          (   1,263)  (     945)

Net cash provided by operating activities             22,676      17,487


CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment             (   3,760)  (   5,468)
   Short term investments                          (  17,305)      3,275

   Acquisition of product line                     (     208)  (   9,750)
Net cash (used in) investing activities            (  21,273)  (  11,943)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of debt                                 (      37)  (      99)
   Proceeds from issuing common stock                  2,045         140
   Issuance (purchase) of treasury stock           (     124)        490
   Dividends paid                                  (   9,199)  (   9,159)
Net cash (used in) financing activities            (   7,315)  (   8,628)

EFFECT OF EXCHANGE RATE ON CASH                    (      53)  (     172)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS        (   5,965)  (   3,256)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        10,061      10,936


CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  4,096    $  7,680


             See Notes to Consolidated Financial Statements


Form 10Q
New England Business Service, Inc.



               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 1.Basis of Presentation

    The consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods reflected. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim period reported herein are not necessarily indicative of results to be expected for the full year.

 2.Accounting Policies

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

    Inventories are carried at the lower of first-in, first-out cost or market. Inventories at March 25, 1994 and June 25, 1993 consisted of:

                                               March 25,1994June 25,1993
     Raw paper                                    $  637,000     781,000
     Business forms and related office products    7,604,000   7,882,000
     Total                                       $  8,241,00 $ 8,663,000


3.  Stock Plans

    The increase in outstanding shares reflects the issuance of 29,044 shares pursuant to the employee benefit program under Section 401(k) of the Internal Revenue Code and 101,926 shares pursuant to the Company's Key Employee Stock Option and Stock Appreciation Rights Plan.

 4.Net Income Per Share

    Net income per common share was based on the weighted average of such shares outstanding during each period: 15,337,000 for the nine months ended March 25, 1994 and 15,263,000 for the nine months ended March 26, 1993.




5. Restructuring Program

    During the first quarter, the Company recorded a $6 million pretax charge related to a restructuring program to be implemented over the ensuing twelve months. This charge primarily includes personnel costs associated with staff reductions involving 5% of the Company's 2,200 employees.


6. Accounting for Income Taxes

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

    During the first quarter, Federal tax legislation was enacted. A principal provision of the new tax law was an increase in the overall tax rate. This had no material effect on the Company's results year to date.



                   MANAGEMENT DISCUSSION AND ANALYSIS


Liquidity and Capital Resources

Cash provided by operating activities was $22.7 million in 1994, representing an increase from the $17.5 million provided in 1993. This increase was due primarily to improved operating results (excluding the non-cash portion of the restructuring charge), and changes in the balances of non-cash assets and liabilities.

Working capital at March 25, 1994 amounted to $52.5 million, including $38.9 million of cash and short term investments. This compares to working capital of $43.7 million and cash and short term investment balances of $28.1 million at the end of the fiscal year. The increase in working capital is due primarily to an increase in cash generated from operations, an increase in accounts receivable due to an increase in sales volume, and partially offset by an increase in current liabilities attributable to the Company's restructuring program.

As a result of general cost containment activities, capital expenditures of $3.8 million were less than the $5.5 million expended in 1993. The Company had no significant commitments for capital projects at quarter end. The Company expects that the cash savings anticipated from the restructuring program during fiscal year 1994, will approximate and be adequate to fund the $5 million cash portion of the total restructuring charge.

In addition to its present cash and investment balances, the Company has consistently generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. However, should the Company need additional funds, it has an unsecured line of credit with a major bank for $10 million. At present, there are no outstanding balances against this line.

Results of Operations

In the quarter ended March 25, 1994, net sales increased to $63.4 million from $59.4 million in the quarter ended March 26, 1993. This increase in net sales was the result of increases in the volume of incoming orders which amounted to approximately 5.8% or $3.4 million. Price increases of approximately $0.6 million or 1.0% account for the remainder of the sales increase.

On a year to date basis, net sales increased to $188.8 million from $177.0 million. This increase in net sales was the result of increases in the volume of incoming orders which amounted to approximately 4.8% or $8.5 million. Price increases of approximately $3.3 million or 1.9% account for the remainder of the sales increase. Both on a quarterly and a year to date basis, most business units and product lines reflected improving sales performances. In particular, strong growth was recorded in the computer forms, software, checks and custom forms product lines.

Both on a quarterly and a year to date basis, cost of sales declined to approximately 37% from approximately 39%. The improvement was driven by operating efficiencies generated by improving sales volume and stable material prices.

Selling and advertising expenses decreased as a percentage of net sales from 28.5% to 26.8% in the quarter. On a year to date basis, selling and advertising expenses decreased from 30.2% of net sales to 27.9% of net sales. More effective promotional programs and better targeted mail to customers as well as the effect of the restructuring program resulted in the improvement.

On a year to date and a quarterly basis, general and administrative costs remained the same as a percentage of net sales. Year to date and quarterly general and administrative costs were at approximately 23% of net sales.

During the first quarter, the Company recorded a $6 million pretax charge, or $.23 per share, related to a restructuring program. The objectives of this program are to increase the Company's competitiveness, permit investments in new business development and strengthen margins. The restructuring program includes the realignment of the Company's marketing and manufacturing organizations. The restructuring charge consists of approximately $4.7 million of anticipated cash payments related to employee termination and other postemployment benefits in conjunction with staff reductions throughout the Company totaling 5% of the 2,200 employee work force. In addition, approximately $.7 million is related to the noncash write-down of operating assets, and approximately $.6 million is related to the anticipated cash outflows for facility closing and relocation costs associated with the closing of two small administrative facilities. Approximately $3 million of the total anticipated cash outflows were made as of the end of the third quarter with substantially all of the remaining $2.3 million of cash outflows and $.7 million of noncash charges expected to be made over the next two quarters. The restructuring program proceeded smoothly in the third quarter and the Company now expects the program to be substantially complete in less than twelve months instead of the 18 months originally planned. When fully implemented, the Company expects the program to generate annual cost savings of about $7 million. During the third quarter, the restructuring program generated cost savings of $2.0 million, or $.07 per share, and resulted in cash payments of approximately $1.5 million. On a year to date basis, cost savings of approximately $3.7 million, or $.14 per share have been realized and cash payments of approximately $3.0 million have resulted from the program. Substantially all of the savings were associated with reduced staffing levels throughout the Company.

The provision for income taxes as a percentage of pre-tax income increased from 42.6% to 42.9% in the quarter. On a year to date basis, the provision for income taxes as a percentage of pre-tax income increased from 40.7% in 1993 to 43.4% in 1994 due to a smaller proportion of tax exempt income resulting from lower interest rates, and changes in Federal tax laws creating a higher corporate tax rate and less favorable treatment of certain foreign source income.


                    PART II - OTHER INFORMATION

                               None






Form 10Q
New England Business Service, Inc.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



New England Business Service, Inc.



May 6, 1994                             /s/Thomas W. Freeze
Date                                   Treasurer & Secretary