Form 10-K
period 1994-06-30
NEW ENGLAND BUSINESS SERVICE INC
filed 1994-09-20
CIK 205700

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-K
(Mark One)
   [x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the fiscal year ended June 24, 1994

                                      OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1945 (NO FEE REQUIRED)

      For the transition period from                   to                    .

                          Commission File No. 0-8564

                      New England Business Service, Inc.

            (Exact name of registrant as specified in its charter)
               Delaware                                04-2942374
    (State or other jurisdiction of       (IRS Employer Identification number)
     incorporation or organization)

             500 Main Street                               01471
          Groton, Massachusetts                         (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (508) 448-6111

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock ($1.00 par value)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes      [x]      No      [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.                      [ ]

      The aggregate market value of the Registrant's Common Stock, par value $1.00 per share, held by stockholders who are not affiliates of the Registrant at August 31, 1994 as computed by reference to the closing price of such stock on that date was approximately $225,640,000.

      The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at August 31, 1994 was 15,475,550.

Documents Incorporated By Reference

      1. Portions of the Annual Report to Stockholders for the fiscal year ended June 24, 1994 are incorporated by reference into Items 5, 6, 7 and 8 (Part II) and Item 14 (Part IV) of this Report. Such Annual Report, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

      2. Portions of the Proxy Statement sent to stockholders in connection with the Annual Meeting to be held on October 28, 1994 are incorporated by reference into Items 10, 11,12 and 13 (Part III) of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

                                    PART I

ITEM 1.    BUSINESS

      Founded in 1952, New England Business Service, Inc. (which, with its branch, NEBS Business Stationery in the United Kingdom, and its wholly-owned subsidiaries, SYCOM Inc. of Madison, Wisconsin, NEBS Business Forms Limited of Midland, Ontario and NEBS Software, Inc. of Nashua, New Hampshire shall be referred to as the "Company") is a Delaware corporation whose principal executive offices are located at 500 Main Street, Groton, Massachusetts 01471. Its telephone number is (508) 448-6111.

      Reference is made to the information contained in Note 11, Financial Information by Geographic Area, in the Notes to the Consolidated Financial Statements on page 25 of the Company's Annual Report to Stockholders for the fiscal year ended June 24, 1994.

Products

      The Company's product line consists of well over 1,000 standardized imprinted manual and computer business forms, stationery, custom forms designed to meet specific needs of individual customers, other printed products and a line of small business accounting software. Products are either specifically designed for different lines of business or are generally usable by all small businesses and professional offices. Their value is enhanced by high quality, fast delivery, and competitive prices.

      Typical examples of the Company's standardized manual business forms are billing forms, work orders, job proposals and purchase orders, all of which provide small businesses with the financial and other records necessary to properly manage their businesses. Stationery, including letterheads, envelopes and business cards, is available in a variety of formats and ink colors to provide small businesses with their desired image. Checks and check writing systems are offered to facilitate the writing and recording of checks as well as the posting of the related bookkeeping entries. Marketing products, such as advertising labels, pricing tags and labels, signage and seasonal greeting cards, are designed to promote customer awareness. In addition, a line of filing system products has been designed specifically for use by small professional offices.

      The Company also offers a line of NEBS(R) proprietary software, computer forms (both continuous and laser) and other computer related products. NEBS propriety software includes checkwriting, billing and mailing application packages as well as a variety of simpler form-filling software, all of which are compatible with business forms offered by the Company. The Company's computer forms are compatible with over 3,500 personal computer software packages developed by third parties and used by small businesses.

      The Company's One-Write Plus(R) line of accounting software is designed for the business automating for the first time. One -
Write Plus integrates accounting and payroll functions with basic word processing, mail merge, a spreadsheet link, a backup utility and a menu organizer. Modeled on the manual one-write accounting system, the software combines the benefits of computerized accounting with the familiar format of the manual method used by more than five million small businesses. One-Write Plus consumes a wide variety of NEBS forms, such as multi-purpose checks, payroll checks, accounts-payable checks, laser forms, tax forms, invoices, statements, labels, letterheads and other general business forms. One-Write Plus has an established leadership position within the small business market, having been well received for over ten years by tens of thousands of customers.

Product Development and Research

      The Company's products are designed principally by its product development staff. To generate new product ideas, the Company relies upon an ongoing program of personal field research, including calls on customers and prospective customers, focus groups and mail surveys as well as unsolicited inquiries and suggestions. After the product research is completed, the information is turned over to a product designer who employs traditional as well as computer-aided design methods to create the final product, whether it be an estimate form for contractors or merchandise bags for retailers. Throughout this process, feedback from customers and prospects is maintained.

      The Company has an internal software development group that develops the program code for new software products and upgrades.
From time to time, outside contractors may be employed or sub-routines licensed as part of developing all or a part of a product.

Sales and Marketing

      To generate sales, the Company relies almost exclusively upon promotional materials it mails to its over 1,285,000 customers and its list of over 6,500,000 prospective customers. All of these materials contain one or more order forms to be completed by the customer or prospective customer and either telephoned, mailed or faxed to the Company. The Company promotes the use of its toll-free telephone and fax lines and over 80% of its orders are received by these means. The Company also utilizes a dealer network to provide products to that portion of the small business market which would not normally order by mail. The Company also employs a small outside sales force to facilitate the distribution of its software product line through software and computer distributors and retailers.

      The Company attributes much of its success to its ability to capitalize on the unique characteristics of mail order marketing. This ability, coupled with telemarketing, allows it to select and penetrate geographically dispersed but, in the aggregate, significant markets. Within these markets the Company targets small businesses with 20 or fewer employees through specialized promotions and products specifically designed for them.

      The Company maintains its customer and prospect lists in such a way that it can, with the use of sophisticated database marketing software, select names and plan mailings based on whether the recipients are customers or prospects, the types of business they are in, and if customers, what they purchased, how recently they purchased, how frequently they purchased and how much they purchased. The Company compiles prospect names from telephone directories and other sources as well as renting prospect lists from others.

      The Company's promotional materials are of three types: catalogs of various sizes, promotional circulars with samples, and inserts included with outgoing invoices, statements and shipments. In addition, the Company utilizes space advertising in magazines and post card packages to generate sales leads from prospective customers.

      The Company relies on the U. S. Post Office for distribution of its advertising materials. Over the past few years, postage rates for third class mail have increased periodically. The Company has been able to absorb these increases through cost reduction programs and selective price increases.

Raw Materials, Production and Distribution

      The Company produces semi-finished business forms on high speed roll fed presses from raw paper. The Company also purchases partially printed forms from a number of sources at competitive prices. The Company has no long-term contracts with any of its suppliers and has not experienced a shortage of paper for its products, catalogs or advertising brochures in over 20 years. The cost of paper used for products and advertising materials constitutes, directly or indirectly, less than 20% of sales.

      The Company has specialized presses for short-run printing and other pieces of production equipment for typesetting and imprinting customer headings. These include computerized typesetters, platemaking systems, letter presses and offset presses. In addition, it has manual and semi-automatic bindery equipment. The Company has a number of presses which it has designed specifically for the specialized short-run needs of its market. The Company believes these specialized presses allow it to produce customer orders more efficiently than would be possible with the equipment which is available from typical press equipment suppliers. The Company's software products are duplicated and packaged by outside vendors.

      The Company has no significant backlog of orders. It is the Company's policy to ship customer orders for most product lines within two days from receipt of order. In fiscal 1994, over 71% of its orders were shipped within two days and 88% within five days.

      To allow for such prompt shipments, the Company maintains significant inventories of raw paper ($721,000 at year-end in fiscal 1994) and partially printed business forms and related office products ($7,019,000 at year-end in fiscal 1994). To further reduce the time between receipt of an order and delivery to the customer, as well as to better manage its inventory balances, the Company has increased its investment in high speed roll fed presses which convert raw paper into semi-finished forms for inventory.

      The Company ships its products by United Parcel Service
(UPS) and Parcel Post. The Company bills the customer for the shipping charges on all orders shipped on open account while it absorbs the normal surface shipping charges for those customers (approximately 10%) who remit payment with their orders.

Competition

      The Company's primary competition for printed products sold is the local job shop printer of which there are approximately 35,000 located in the United States and other companies marketing business forms by mail order. In addition, there are approximately 20,000 retail stationery stores located throughout the United States, many of which offer preprinted business forms to businesses in their immediate trading area. Local printers have the advantage of physical proximity to their customers, but frequently lack design expertise and are generally unable to offer products of complex construction or continuous forms for desktop computers. In addition, the cost of producing a small order for a single customer works to their disadvantage. Typically, preprinted business forms offered by stationers are limited to general purpose forms suitable for use by a broad cross-section of businesses and are not designed for specific lines of businesses nor imprinted with the customer's name, address or phone number.

      Presently, there are approximately 10 to 15 companies marketing business forms and supplies by mail, some of which are divisions of larger companies. The Company believes that the primary competitive factors considered by customers are printing accuracy, guaranteed satisfaction, speed of delivery, service, availability of a complete product line and price. The Company believes that it is the largest mail order marketer of business forms to the very small business market in the United States and Canada.

      The Company's One-Write Plus line of accounting software competes primarily with 5 to 10 other major software products marketed to small businesses to fulfill their complete accounting needs. The One-Write Plus software seeks to combine strong accounting controls with ease of use.

Employees

      Including its subsidiaries, the Company had approximately
2,083 full-time and part-time employees at year-end. It has a number of employee benefit plans, including medical and hospitalization insurance, a cash profit sharing plan, a salary deferral 401(k) plan and a defined benefit pension plan.

Environment

      There have been no material effects on the Company or any of its subsidiaries arising from their compliance with federal, state, and local statutes and regulations relating to the protection of the environment.

Executive Officers of the Company

      Except for William C. Lowe, who was elected by the Board of Directors on November 12, 1993, all of the Company's executive officers were elected to office on October 22, 1993 at the first meeting of the Board of Directors following the Annual Meeting. Each officer holds office until the first meeting of the Board following the next Annual Meeting and until a successor is chosen. For information concerning executive officers who are also directors of the Company, refer to the Company's Proxy Statement incorporated herein by Item 10 of this Report. Information concerning other executive officers follows.

      Robert S. Brown, Jr., age 47, joined the Company in 1971 and has served in numerous capacities in operations and marketing, both in the United States and Canada. In 1986, Mr. Brown assumed the position of Advertising & Product Development Director. In 1988, he became Market Management and Product Development Director. In 1989, he was elected Vice President NEBS Business Forms Marketing & Product Development and in 1991, Vice President - General Manager, Marketing. In April, 1994, he assumed his present position as Vice President - General Manager, Subsidiaries.

      Russell V. Corsini, Jr., age 51, joined the Company in 1982 as Corporate Controller and was elected Vice President, Chief
Financial Officer in October, 1983.

ITEM 2.    PROPERTIES

      The Company owns land and buildings housing its offices and production facilities in Massachusetts, New Hampshire, Arizona, Missouri, Wisconsin, Ontario and the United Kingdom. The Company leases office facilities in New Hampshire, Texas and Arizona. The Company owns land for future expansion in Georgia.

      The Company's corporate offices are located in an office building in Groton, Massachusetts. This building, which was completed in 1978 and expanded in 1982, contains 125,000 square feet of floor space and is located on 36 acres of land. It provides offices for marketing, administration, information resources, purchasing, finance, and executive personnel.

      In Townsend, Massachusetts, six miles from its Groton headquarters, the Company has a production and administration facility situated on 15 acres of land, containing 120,000 square feet of floor space. This building,which originally housed all of the Company's operations, was built in 1959 and expanded from time to time up through 1989.

      In Peterborough, New Hampshire, the Company owns a production facility, built in 1975 and expanded in 1978, which contains 128,000 square feet of floor space and is situated on 48 acres of land.

      In Maryville, Missouri, the Company owns a 95,000 square foot production facility situated on 50 acres of land and built in 1980.

      In Flagstaff, Arizona, the Company owns a 91,000 square foot production and administration facility situated on 24 acres of land and built in 1985.

      In Madison, Wisconsin, the Company's subsidiary SYCOM, Inc.
owns a 56,000 square foot office and production facility situated on 5 acres of land. This facility was built and expanded during the period 1971 through 1992.

      In Douglasville, Georgia, the Company has purchased 14 acres of land for the purpose of constructing a facility at a future time.

      In Midland, Ontario, the Company's Canadian subsidiary,
NEBS Business Forms Limited, owns a 97,000 square foot office and production facility situated on 8 acres of land. This facility was constructed in 1985 and expanded in 1989.

      In Chester, England, the Company owns a 38,000 square foot office and production facility situated on 4 acres of land. This facility was constructed in 1989.

      The Company also leases office space in Nashua, New
Hampshire (25,000 square feet), Dallas, Texas (5,000 square feet) and Phoenix, Arizona (14,000 square feet).

      The Company believes the production and office facilities now in existence are adequate for its present and foreseeable future needs.

ITEM 3.    LEGAL PROCEEDINGS

      To the Company's knowledge, no material legal proceedings are pending on the date hereof to which the Company is a party or to which any property of the Company is subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.


                                   PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

      The section entitled "Common Stock" located on page 27, and footnotes 4, 5, 6 and 12 to the Consolidated Financial Statements on pages 22-23 and page 25 of the Company's Annual Report to Stockholders for the fiscal year ended June 24, 1994 are incorporated herein by reference. The number of record holders of the Company's Common stock at August 31, 1994 was 889. The Company estimates the number of beneficial owners of the Company's Common stock to be 5,700 at August 31, 1994.

ITEM 6.    SELECTED FINANCIAL DATA

      The section entitled "Eleven Year Summary" located on pages
14 and 15 of the Company's Annual Report to Stockholders for the fiscal year ended June 24, 1994 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The section entitled "Management Discussion and Analysis" located on pages 26 and 27 of the Company's Annual Report to Stockholders for the fiscal year ended June 24, 1994 is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

      The Consolidated Financial Statements and notes thereto located on pages 16-25 and 27 of the Company's Annual Report to Stockholders for the fiscal year ended June 24, 1994 are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The sections entitled "Nominees for Election as Directors" located on pages 3 and 4, of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held October 28, 1994 is incorporated herein by reference. See also "Executive Officers of the Company" in Item 1 above in this Report.

ITEM 11.   EXECUTIVE COMPENSATION

      The section entitled "Compensation of Officers and Directors" located on pages 5-7 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held October 28, 1994 is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The section entitled "Voting Securities" located on pages 1 and 2 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held October 28, 1994 is incorporated herein by reference.

ITEM 13. CERTAIN BUSINESS RELATIONSHIPS - COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The section entitled "Certain Business Relationships -
Compensation Committee Interlocks and Insider Participation" located on page 4 of the Company's Proxy Statement for the Annual
Meeting of Stockholders to be held October 28, 1994 is incorporated herein by reference.

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1) The following financial statements which are located on the following pages of the Company's Annual Report to Stockholders for the fiscal year ended June 24, 1994 are incorporated herein by reference.

                                                                                        Page(s)

   Independent Auditors' Report                                                         27
   Consolidated Balance Sheets as of June 24, 1994 and June 25, 1993                    16-17
   Statements of Consolidated Income for the fiscal years ended June 24, 1994,
     June 25, 1993 and June 26, 1992                                                    18
   Statements of Consolidated Stockholders' Equity for the fiscal years ended
     June 24, 1994, June 25, 1993 and June 26, 1992                                     19
   Statements of Consolidated Cash Flows for the fiscal years ended June 24, 1994,
     June 25, 1993 and June 26, 1992                                                    20
   Notes to Consolidated Financial Statements                                           21-25

      (2) The following financial statement schedules are filed as part of this report and are located on the following pages:

                                                                                  Page(s)

   Independent Auditors' Report                                                   12
   Schedule I      Marketable Securities - Other Investments                      13
   Schedule V      Property, Plant and Equipment                                  14
   Schedule VI     Accumulated Depreciation of Property, Plant and Equipment      15
   Schedule VIII   Valuation and Qualifying Accounts                              16
   Schedule IX     Short-Term Borrowings                                          17
   Schedule X      Supplementary Income Statement Information                     18

      Schedules II, III, IV, VII, XI, XII, XIII and XIV are omitted as not applicable or not required under Regulation S-X.

    (3) Exhibits required to be filed by Item 601 of Regulation S-K:

    (3)(a)     Certificate of Incorporation of the Registrant.
               (Incorporated by reference to the Company's Current Report on Form 8-K dated October 31, 1986.)

    (3)(b)     Certificate of Merger of New England Business
               Service, Inc. (a Massachusetts corporation) and the Company, dated October 24, 1986 amending the Certificate of Incorporation of the Company by adding Articles 14 and 15 thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 31, 1986.)

    (3)(c) By-Laws of the Registrant. (Incorporated by reference to Exhibit (3)(c) to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1990, filed September 14, 1990.)

    (4)        Specimen stock certificate for shares of Common
               Stock, par value $1.00 per share. (Incorporated by reference to the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (Registration No. 2-72662).)

    (9)        Not applicable.

    (10)(a)    NEBS 1990 Key Employee Stock Option and Stock
               Appreciation Rights Plan dated July 27, 1990. (Incorporated by reference to Exhibit (10)(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1990, filed September 14, 1990.)

    (10)(b)    Executive Bonus Plan for 1994.

    (10)(c)    Executive Bonus Plan for 1995.

    (10)(d)    Line of Credit Agreement, dated November 1,
               1993, between the Company and The First National Bank of Boston.

    (10)(e)    NEBS Deferred Compensation Plan for Outside
               Directors. (Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 1982, filed September 23, 1982.)

    (10)(f)    NEBS 1994 Key Employee and Eligible Director
               Stock Option and Stock Appreciation Rights Plan dated July 22, 1994.

    (10)(g)    NEBS Stock Compensation Plan dated July 25, 1994.

    (10)(h) Separation Agreement dated December 17, 1993 between the Company and Bartley H. Calder.

    (10)(i)    Key Employee Non-Incentive Stock Option
               Agreement between the Company and William C. Lowe granted as of November 12, 1993.

    (11)       Not applicable.

    (12)       Not applicable.

    (13) The Annual Report to Stockholders for the fiscal year ended June 24, 1994.

    (16)       Not applicable.

    (18)       Not applicable.

    (19)       Not applicable.

    (21)       List of Subsidiaries.

    (22)       Not applicable.

    (23)       Consent of Deloitte & Touche LLP.

    (24)       Not applicable.

    (27)       Article 5 Financial Data Schedule.

    (28)       Not applicable.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                NEW ENGLAND BUSINESS SERVICE, INC.
                                (Registrant)

                                BY     /s/ William C. Lowe
                                          (William C. Lowe, President
                                           and Chief Executive Officer)

Date: September 19, 1994

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name                              Title                          Date

/s/ Richard H. Rhoads             Chairman and Director          September 19, 1994
   (Richard H. Rhoads)

/s/ William C. Lowe               President, Chief Executive     September 19, 1994
   (William C. Lowe)              Officer and Director

/s/ Peter A. Brooke               Director                       September 19, 1994
   (Peter A. Brooke)

/s/ Benjamin H. Lacy              Director                       September 19, 1994
   (Benjamin H. Lacy)

/s/ Robert J. Murray              Director                       September 19, 1994
   (Robert J. Murray)

/s/ Frank L. Randall, JR.         Director                       September 19, 1994
   (Frank L. Randall, Jr.)

/s/ Jay R. Rhoads, Jr.            Director                       September 19, 1994
   (Jay R. Rhoads, Jr.)

/s/ Robert Ripp                   Director                       September 19, 1994
   (Robert Ripp)

/s/ Russell V. Corsini, Jr.       Principal Financial and        September 19, 1994
   (Russell V. Corsini, Jr.)      Accounting Officer

                         INDEPENDENT AUDITORS' REPORT

New England Business Service, Inc.

      We have audited the consolidated financial statements of New England Business Service, Inc. and its subsidiaries as of June 24, 1994, and June 25, 1993, and for each of the three years in the period ended June 24, 1994, and have issued our report thereon dated July 22, 1994; such financial statements and report are included in your 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of New England Business Service, Inc. and its subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

    Deloitte & Touche LLP
    Boston, Massachusetts
    July 22, 1994

                                                                    SCHEDULE I

            NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                  MARKETABLE SECURITIES - OTHER INVESTMENTS

                                June 24, 1994


                                                                                                   Amount at Which Each
                                                                                                   Portfolio of Equity
                                           Number of                              Market Value     Security Issues and
      Name of Issuer                       Shares or Units-                       of Each Issue    Each Other Security
      and Title of                         Principal Amount      Cost of          at Balance       Issue Carried in
      Each Issue                           of Bonds and Notes    Each Issue       Sheet Date       the Balance Sheet

Industrial Development Authority Bonds     $2,605,000            $ 2,605,000      $ 2,605,700      $ 2,605,000
Municipal Power Revenue Bonds               2,305,000              2,523,100        2,411,400        2,411,100
Transportation Bonds                        2,275,000              2,410,600        2,354,700        2,345,100
General Obligation Notes                    2,045,000              2,066,300        2,048,200        2,045,000
Housing Finance Authority
   Bonds                                    1,990,000              2,010,500        1,996,400        1,996,900
Municipal Redevelopment Bonds               1,990,000              1,990,000        1,983,300        1,990,000
Honolulu Hawaii City & County
   Refunding & Improvement - Series
   1993 B Bonds, Dated 04/01/93             1,925,000              1,921,400        1,921,400        1,925,000
Variable Rate Municipal Bonds               1,500,000              1,553,400        1,523,200        1,525,000
Education Revenue Bonds                     1,500,000              1,505,300        1,494,300        1,500,000
Water & Sewer Resource Bonds                1,000,000              1,106,400        1,053,200        1,021,000
Tax Exempt Mutual Fund Preferred
   Shares - Van Kampen Merritt                     50              2,510,900        2,510,900        2,503,100
Tax Exempt Mutual Fund Preferred
   Shares - Muniyield                              50              2,500,100        2,500,100        2,500,100
Tax Exempt Mutual Fund Preferred
   Shares - Van Kampen Merritt
   Advantage                                       40              2,000,000        2,000,000        2,000,000
Tax Exempt Mutual Fund Preferred
   Shares - Intercapital Quality                   30              1,500,000        1,500,000        1,500,000
Tax Exempt Mutual Fund Preferred
   Shares - Miscellaneous                          30              1,500,000        1,500,000        1,500,000
Canadian Bank Mortgage Notes                  594,000                594,000          617,100          594,000
Canadian Government & Provincial
   Bonds:
       Maturity 6 months or less            1,182,700              1,182,700        1,245,900        1,182,700
       Maturity 6 months to 12 months       2,586,900              2,586,900        2,692,000        2,586,900
       Maturity over 12 months                994,100                994,100        1,021,900          994,100
Canadian Provincial Bonds                   2,472,600              2,472,600        2,558,400        2,472,600
Accrued Income                                                                                   334,300
                  Total                                          $37,533,300      $37,538,100      $37,531,900

                                                                    SCHEDULE V

             NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                        PROPERTY, PLANT AND EQUIPMENT
                              (000's Omitted)


                              Balance at                   Deductions,     Balance
                              Beginning      Additions     Retirements     at End
      Description             of Period      at Cost       or Sales        of Period

Year Ended June 26, 1992:
      Land and Buildings      $ 36,660       $1,695        $  141          $ 38,214
      Equipment                 53,704        7,974         1,024            60,654
      Total                   $ 90,364       $9,669        $1,165          $ 98,868


Year Ended June 25, 1993:
      Land and Buildings      $ 38,214       $  646        $1,082          $ 37,778
      Equipment                 60,654        5,829         1,862            64,621
      Total                   $ 98,868       $6,475        $2,944          $102,399


Year Ended June 24, 1994:
      Land and Buildings      $ 37,778       $  794        $  155          $ 38,417
      Equipment                  64,621       5,260         3,233            66,648
      Total                   $102,399       $6,054        $3,388          $105,065

                                                                   SCHEDULE VI

             NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

          ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                               (000's Omitted)

                               Balance at     Additions      Deductions,    Balance
                               Beginning      Charged to     Retirements    at End
      Description              of Period      Expenses       or Sales       of Period

Year Ended June 26, 1992:
      Land and Buildings       $14,300        $1,607         $  141         $15,766
      Equipment                 32,674         6,901          1,024          38,551
      Total                    $46,974        $8,508         $1,165         $54,317


Year Ended June 25, 1993:
      Land and Buildings       $15,766        $1,528         $  150         $17,144
      Equipment                 38,551         7,201          1,607          44,145
      Total                    $54,317        $8,729         $1,757         $61,289


Year Ended June 24, 1994:
      Land and Buildings       $17,144        $1,571         $    -         $18,849
      Equipment                 44,145         7,646          3,266          48,525
      Total                    $61,289        $9,217         $3,266         $67,374

                                                                 SCHEDULE VIII

             NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS
                               (000's Omitted)

                                                              Additions
                                          Balance at                 Charged        Deductions      Balance at
                                          Beginning     Charged      to Other       from            End of
                                          of Period     to Income    Accounts(1)    Reserves(2)     Period

Reserves deducted from assets to which
they apply:

For doubtful accounts receivable:
      Year ended June 26, 1992            $3,134        $3,336       $105           $3,439          $3,136
      Year ended June 25, 1993             3,136         2,815         30            3,037           2,944
      Year ended June 24, 1994             2,944         2,799          -            2,731           3,012

For sales returns and allowances:
      Year ended June 26, 1992               628           593          -              628             593
      Year ended June 25, 1993               593           779          -              593             779
      Year ended June 24, 1994               779         1,078          -              779           1,078


<F1>  Recovery of accounts previously written off.
<F2>  Accounts written off.

                                                                   SCHEDULE IX

            NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                           SHORT-TERM BORROWINGS


                                                   Amounts                   Weighted
                      Balance                      Outstanding               Average
                      at End      Weighted         During the Period         Interest Rate
   Line of Credit,    of the      Average                                    During the
   Year Ended         Period      Interest Rate    Maximum    Average(1)     Period(2)
                      (000's
                      Omitted)                     (000's Omitted)

June 24, 1994         -           -                -          -              -
June 25, 1993         -           -                -          -              -
June 26, 1992         -           -                $10,000    $833           0.6%

<F1>    The average amount outstanding during the year was
        determined based upon the amounts outstanding at each month end.
<F2>    The weighted average interest rate for the fiscal year
        1992 was calculated by dividing actual interest expense on short-term borrowings by average month-end amounts outstanding in each year.

                                                                    SCHEDULE X

             NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                  SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (000's Omitted)


                                                                              Year Ended
                                                                  June 24,      June 25,      June 26,
                                                                  1994          1993          1992

Charged to Costs and Expenses:
    Maintenance and Repairs                                       $4,501        $5,297        $4,879
    Advertising Costs (see Statements of Consolidated Income)