Form 10-Q
period 1994-09-23
NEW ENGLAND BUSINESS SERVICE INC
filed 1994-11-07
CIK 205700

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 23, 1994.

                                   OR


       TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the transition period from  ________  to  ________

Commission file number 0-8564


                   NEW ENGLAND BUSINESS SERVICE, INC.
       (Exact name of the registrant as specified in its charter)



             Delaware                                04-2942374
   -------------------------------               ------------------
   (State or other jurisdiction of               (I. R. S. Employer
   incorporation or organization)                Identification No.)



 500 Main Street, Groton, Massachusetts                 01471
- ----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)



                             (508) 448-6111
                          -------------------
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X               No
         --------               --------

The number of common shares of the Registrant outstanding on September 23, 1994 was 15,489,346.

                   NEW ENGLAND BUSINESS SERVICE, INC.
                       CONSOLIDATED BALANCE SHEET
                    (In Thousands Except Share Data)
                                                              Sept. 23,       June 24,
                                                                1994            1994
                                                              ---------       --------
ASSETS
Current Assets
   Cash and cash equivalents                                  $  4,642        $  3,456
   Short term investments                                       31,229          37,532
   Accounts receivable                                          29,408          27,963
   Inventories                                                   8,161           7,740
   Direct mail advertising materials                             2,948           1,698
   Prepaid expenses                                              2,095           1,439
   Deferred income tax benefit                                   7,439           5,460
                                                              --------        --------
            Total current assets                                85,922          85,288

Property and Equipment
   Land and buildings                                           39,618          38,417
   Less: accumulated depreciation                               19,292          18,849
                                                              --------        --------
      Net                                                       20,326          19,568


   Equipment                                                    68,609          66,648
   Less:  accumulated depreciation                              50,443          48,525
                                                              --------        --------
      Net                                                       18,166          18,123

   Property and equipment - net                                 38,492          37,691

Other Assets - net                                              10,294           8,712
                                                              --------        --------
TOTAL ASSETS                                                  $134,708        $131,691
                                                              ========        ========


                   NEW ENGLAND BUSINESS SERVICE, INC.
                 CONSOLIDATED BALANCE SHEET (Continued)
                    (In Thousands Except Share Data)
                                                              Sept. 23,       June 24,
                                                                1994            1994
                                                              ---------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                           $  8,294        $  6,702
   Accrued Federal and state income taxes                        3,522           2,519
   Accrued profit-sharing distribution                           1,638           2,627
   Accrued payroll expense                                       3,890           5,466
   Accrued employee benefit expense                              6,119           5,637
   Accrued restructuring charge                                  1,255           1,887
   Other accrued expenses                                        5,798           5,254
                                                              --------        --------
     Total current liabilities                                  30,516          30,092
   Deferred Grants                                                 332             326
   Deferred Income Taxes                                         1,786           1,794

STOCKHOLDERS' EQUITY
   Preferred stock
   Common stock                                                 15,583          15,572
   Additional paid in capital                                    9,670           9,480
   Cumulative foreign currency translation adjustment         (  1,485)       (  2,152)
   Retained earnings                                            79,845          78,306
                                                              --------        --------
      Total                                                    103,613         101,206
   Less: treasury stock                                       (  1,539)       (  1,727)
                                                              --------        --------
   Stockholders' Equity                                        102,074          99,479
                                                              --------        --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $134,708        $131,691
                                                              ========        ========

             See Notes to Consolidated Financial Statements

                   NEW ENGLAND BUSINESS SERVICE, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in Thousands Except Per Share Data)


                                                                   Three Months Ended
                                                              -------------------------
                                                              Sept. 23,       Sept. 24,
                                                                1994            1993
                                                              ---------       ---------

NET SALES                                                     $ 62,079        $ 59,820

OPERATING EXPENSES:
   Cost of sales                                                22,041          23,051
   Selling and advertising                                      16,126          16,881
   General and administrative                                   15,995          12,789
   Restructuring charge                                              0           6,000
                                                              --------        --------
      Total operating expenses                                  54,162          58,721
                                                              --------        --------
INCOME FROM OPERATIONS                                           7,917           1,099


OTHER INCOME/(EXPENSE):
   Investment income                                               322             206
                                                              --------        --------

INCOME BEFORE INCOME TAXES                                       8,239           1,305
                                                              --------        --------

PROVISION FOR INCOME TAXES:
   Federal                                                       2,740             390
   State                                                           780             153
                                                              --------        --------
     Total                                                       3,520             543
                                                              --------        --------

NET INCOME BEFORE EQUITY IN LOSSES
  OF INVESTMENT                                                  4,719             762

Equity in losses of investment                               (      86)              0
                                                              --------       ---------

NET INCOME                                                    $  4,633        $    762
                                                              ========        ========

PER SHARE AMOUNTS:

   Net Income                                                 $   . 30        $    .05
                                                              ========        ========

   Dividends                                                  $    .20        $    .20
                                                              ========        ========

WEIGHTED AVERAGE SHARES OUTSTANDING                             15,481          15,293
                                                              ========        ========


             See Notes to Consolidated Financial Statements


                   NEW ENGLAND BUSINESS SERVICE, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands)


                                                                   Three Months Ended
                                                              -------------------------
                                                              Sept. 23,       Sept. 24,
                                                                1994            1993
                                                              ---------       ---------
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income                                                    $  4,633        $    762
Adjustments to reconcile net income to cash:
   Depreciation and amortization                                 2,695           3,020
   Deferred  income taxes                                    (   1,910)      (     924)
   Other non-cash items                                            839           6,604
Changes in assets and liabilities:
   Accounts receivable                                       (   2,066)      (   1,539)
   Inventories and advertising material                      (   1,621)      (   1,951)
   Prepaid expenses                                          (     643)      (     440)
   Accounts payable                                              1,605           2,031
   Income taxes payable                                          1,010       (     330)
   Other accrued expenses                                    (   2,286)      (   1,263)
                                                              --------        --------
Net cash provided by operating activities                        2,256           5,970
                                                              --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                       (   3,170)      (   1,063)
   Purchase of investments                                   (   1,008)      (   5,434)
   Proceeds from sale of investments                             7,402           3,894
   Acquisition of product line                                       0       (     208)
   Investment in unconsolidated subsidiary                   (   1,800)              0
                                                              --------        --------
Net cash provided by (used in) investing activities              1,424       (   2,811)
                                                              --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of debt                                           (      23)      (      28)
   Proceeds from issuing common stock                              201              64
   Issuance (purchase) of treasury stock                           188               0
   Dividends paid                                            (   3,094)      (   3,059)
                                                              --------        --------
Net cash (used in) financing activities                      (   2,278)      (   3,023)
                                                              --------        --------

EFFECT OF EXCHANGE RATE ON CASH                                    234       (      21)
                                                              --------        --------


                   NEW ENGLAND BUSINESS SERVICE, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (In Thousands)


                                                                   Three Months Ended
                                                              -------------------------
                                                              Sept. 23,       Sept. 24,
                                                                1994            1993
                                                              ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             1,186             115

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   3,456          10,061
                                                              --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  4,642        $ 10,176
                                                              ========        ========

             See Notes to Consolidated Financial Statements

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


 2. Accounting Policies

    The consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, and the Report of Independent Public Accountants incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994 from the Company's 1994 Annual Report to Shareholders.

    Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994 from the Company's 1994 Annual Report to Shareholders. The Company has consistently followed those policies in preparing this report.


 3. Inventories

    Inventories are carried at the lower of first-in, first-out cost or market. Inventories at September 23, 1994 and June 24, 1994 consisted of:


                                                        Sept. 23,       June 24,
                                                          1994            1994
                                                      -----------     -----------

     Raw paper                                        $   680,000     $   721,000
     Business forms and related office products         7,481,000       7,019,000
                                                      -----------     -----------
     Total                                            $ 8,161,000     $ 7,740,000
                                                      ===========     ===========


4.  Accounting for Income Taxes

    During the first quarter of fiscal year 1995, the Internal Revenue Service completed an examination of the Company's federal income tax returns for years 1989 through 1992 and proposed various adjustments to increase taxable income in these periods. The most significant adjustments involve disallowances of current deductions in favor of future deductions. Accordingly, because of the nature of these adjustments, there was no significant impact on the Company's current year effective tax rate.


5.  Investment in Unconsolidated Subsidiary

    On July 8, 1994, the Company acquired a 19 percent equity interest in GST Software, plc (GST) for $1,800,000 together with an option to acquire the balance of GST shares. GST is a privately held company based in the United Kingdom which develops and markets desktop publishing graphic design software which the Company will market under an exclusive distribution agreement in North America. The Company has elected to treat its investment under the equity method of accounting due to the degree of control it can exercise over GST's operations. Accordingly, it is recording a share of GST's losses for the period. The difference between the Company's underlying equity in net tangible assets of GST and its investment has been recorded as goodwill.


6.  Postemployment Benefits

    As of June 25, 1994, the Company adopted SFAS No. 112, entitled "Employers' Accounting for Postemployment Benefits." The adoption of this standard did not have a material effect on the accompanying consolidated financial statements.


7.  Investments in Debt and Equity Securities

    As of June 25, 1994, the Company adopted SFAS No. 115, entitled "Accounting for Certain Investments in Debt and Equity Securities." Adoption of this standard resulted in the Company classifying the investments held in its portfolio as "available-for-sale securities."
    The adoption of this standard did not have a material effect on the accompanying consolidated financial statements as the market value of the underlying investments approximated the amount carried on the balance sheet at September 23, 1994.


8.  Subsequent Events

    On October 20, 1994, the Company announced a plan to repurchase up to $22,000,000 of its common stock in the open market. Unless renewed or completed earlier, the repurchase will terminate on June 30, 1995.

    On October 20, 1994, the Company announced an amendment to the Company's Rights Agreement. The material changes in the agreement include the deletion of the Adverse person provision, the lowering of the threshold at which an acquiring person will trigger the rights from 20% to 15%, and the inclusion of a one common share per right exchange feature.

    On October 28, 1994, the stockholders approved The NEBS 1994 Key Employee and Eligible Director Stock Option and Stock Appreciation Rights Plan. Under the "1994 Plan," options or stock appreciation rights for up to 1,200,000 shares of common stock may be granted.

    On October 28, 1994 the stockholders approved the New England
    Business Service, Inc. Stock Compensation Plan (the "Plan"). The purpose of the Plan is to provide for the mandatory or voluntary receipt of shares of the Company's common stock in lieu of an equivalent amount of cash, in payment in whole or in part for certain types of regular, bonus or other special compensation. There are a total of 300,000 shares available for issuance under the Plan.

                           MANAGEMENT DISCUSSION AND ANALYSIS

Liquidity and Capital Resources
- -------------------------------

Cash provided by operating activities was $2.3 million in 1994, representing a decrease from the $6.0 provided in 1993. The decrease was due primarily to the payment of a cash settlement with the Internal Revenue Service, the payment of costs related to last year's restructuring charge, and changes in the balances of non-cash assets and liabilities.

Working capital at September 23, 1994 amounted to $55.4 million, including $35.9 million of cash and short term investments. This compares to working capital of $44.4 million and cash and short term investment balances of $29.6 million at the same time last year. At the end of the fiscal year working capital was $55.2 million and cash and short term investments were $41.0 million.

Capital expenditures of $3.2 million were significantly higher than the $1.1 million expended in 1993 which were lower due to the cost containment activities. The Company had no significant commitments for capital projects at quarter end. The Company anticipates that capital outlays will continue at the first quarter pace throughout fiscal year 1995. These outlays are occurring in order to upgrade existing systems and increase capacity, and, to a lesser extent, to meet the needs of strategic initiatives throughout the Company.

On July 8, 1994, the Company acquired a 19 percent equity interest in GST Software, plc (GST) for $1.8 million together with an option to acquire the balance of GST shares. GST is a privately held company based in the United Kingdom which develops and markets desktop publishing graphic design software which the Company will market under an exclusive distribution agreement in North America. This investment is being accounted for under the equity method of accounting.

In October, 1994 the Company announced a plan to purchase up to $22.0 million of its common stock by the end of June, 1995. The purchase will be made from existing cash and short term investments.

In addition to its present cash and investment balances, the Company has consistently generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. However, should the Company need additional funds, it has an unsecured line of credit with a major bank for $10.0 million. At present, there are no outstanding balances against this line.

Results of Operations
- ---------------------

Net sales increased to $62.1 million from $59.8 million in 1993 or 3.8%.
This sales increase was composed of price increases of approximately 1.0% or $.6 million and unit volume growth of 2.8% or $1.7 million. The computer forms and software product lines accounted for approximately 75% of the growth.

Cost of sales decreased from 38.5% of sales in 1993 to 35.5% in 1994. This improvement was the result of price increases in several product lines accompanied by stable material costs, reduced spoilage and the positive impact of cost controls across all product lines.

Selling and advertising expenses decreased as a percentage of sales from 28.2% in 1993 to 26.0% in 1994 due to more effective promotional programs and the effect of staff reductions as a result of the restructuring program.

General and administrative expenses increased to 25.9% of sales from 21.4% a year ago due to costs associated with servicing the Company's expanded software product line as well as the impact of decreased profit sharing in the first quarter of fiscal year 1994 resulting from the Company's restructuring charge.

During the first quarter of last year the Company recorded a $6.0 million pretax charge related to a restructuring program. The objectives of this program were to increase the Company's competitiveness, permit investment in new business development and to strengthen margins. The restructuring program included the realignment of the Company's marketing and manufacturing organizations. As of September 23, 1994 approximately $1.2 million is remaining in the reserve; these amounts will be expended pursuant to severance and other agreements. Operations in fiscal 1995 to date reflect the work force reduction; this is evidenced by the improvements in cost of sales and selling and advertising expenses as a percent of sales.

Investment income increased due to higher investable balances and higher interest rates.

The provision for income taxes as a percentage of pre-tax income increased from 1993 to 1994 due to changes in Federal tax laws creating a higher corporate tax rate and less favorable treatment of certain foreign source income.

In 1994 the Company's adoption of Statement of Financial Accounting Standards
(SFAS) No. 112, "Employers' Accounting for Post Employment Benefits" and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" were not significant to the financial statements.

                    PART II - OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

         a.  The Annual Meeting of Stockholders was held on October 28, 1994.

         b.  Not applicable.

         c. The stockholders fixed the number of Directors to be elected at eight and elected the following as directors:


                                               For           Withheld
                                               ---           --------
                  Peter A. Brooke          13,351,432         54,676
                  Benjamin H. Lacy         13,332,503         73,605
                  William C. Lowe          13,331,277         74,831
                  Robert J. Murray         13,351,394         54,714
                  Frank L. Randall, Jr.    13,347,503         58,605
                  Jay R. Rhoads, Jr.       13,332,286         73,822
                  Richard H. Rhoads        13,331,338         74,770
                  Robert Ripp              13,351,548         54,560

             To approve The NEBS 1994 Key Employee and Eligible Director Stock Option and Stock Appreciation Rights Plan:

                     For         Against        Abstain        No Vote
                     ---         -------        -------        -------
                 10,761,761      681,099        489,070       1,474,178

             To approve the New England Business Service, Inc. Stock Compensation Plan:

                     For         Against        Abstain        No Vote
                     ---         -------        -------        -------
                 11,275,860      633,665        339,189       1,157,394


             To ratify the selection of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending June 30, 1995 Compensation Plan:

                     For         Against        Abstain
                     ---         -------        -------
                 13,366,010       11,282         28,816

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

             Exhibit No.             Description
             -----------             -----------

               (11)                  Statement re computation of per share
                                     earnings.

               (27)                  Article 5 Financial Data Schedule

         b.  Reports on Form 8-K

             On October 25, 1994 the Company filed a Form 8-K under Item 5 to report an amendment of the Company's Rights Agreement.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NEW ENGLAND BUSINESS SERVICE, INC.
                                      ----------------------------------
                                               (Registrant)


November 4, 1994                      /s/Russell V. Corsini, Jr.
- ----------------                      ----------------------------------
Date                                     Russell V. Corsini, Jr.,
                                         Principal Financial and Accounting
                                         Officer