Form 10-Q
period 1994-12-23
NEW ENGLAND BUSINESS SERVICE INC
filed 1995-02-03
CIK 205700

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 23, 1994.

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

The number of common shares of the Registrant outstanding on December 23, 1994 was 15,256,759.

                   NEW ENGLAND BUSINESS SERVICE, INC.
                       CONSOLIDATED BALANCE SHEET
                    (In Thousands Except Share Data)
                                                               Dec. 23,       June 24,
                                                                1994            1994
                                                              ---------       --------
ASSETS
Current Assets
   Cash and cash equivalents                                  $  3,459        $  3,456
   Short term investments                                       25,397          37,532
   Accounts receivable                                          32,826          27,963
   Inventories                                                   8,419           7,740
   Direct mail advertising materials                             1,618           1,698
   Prepaid expenses                                              2,004           1,439
   Deferred income tax benefit                                   7,439           5,460
                                                              --------        --------
            Total current assets                                81,162          85,288

Property and Equipment
   Land and buildings                                           39,452          38,417
   Less: accumulated depreciation                               19,555          18,849
                                                              --------        --------
      Net                                                       19,897          19,568


   Equipment                                                    70,456          66,648
   Less:  accumulated depreciation                              51,961          48,525
                                                              --------        --------
      Net                                                       18,495          18,123

   Property and equipment - net                                 38,392          37,691

Other Assets - net                                               9,880           8,712
                                                              --------        --------
TOTAL ASSETS                                                  $129,434        $131,691
                                                              ========        ========


                   NEW ENGLAND BUSINESS SERVICE, INC.
                 CONSOLIDATED BALANCE SHEET (Continued)
                    (In Thousands Except Share Data)
                                                               Dec. 23,       June 24,
                                                                1994            1994
                                                              ---------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                           $  8,003        $  6,702
   Accrued Federal and state income taxes                    (     378)          2,519
   Accrued profit-sharing distribution                           2,031           2,627
   Accrued payroll expense                                       3,860           5,466
   Accrued employee benefit expense                              7,670           5,637
   Accrued restructuring charge                                    820           1,887
   Other accrued expenses                                        6,270           5,254
                                                              --------        --------
     Total current liabilities                                  28,276          30,092
   Deferred Grants                                                 326             326
   Deferred Income Taxes                                         1,795           1,794

STOCKHOLDERS' EQUITY
   Preferred stock
   Common stock                                                 15,593          15,572
   Additional paid in capital                                    9,841           9,480
   Cumulative foreign currency translation adjustment         (  2,254)       (  2,152)
   Retained earnings                                            82,016          78,306
                                                              --------        --------
      Total                                                    105,196         101,206
   Less: treasury stock                                       (  6,159)       (  1,727)
                                                              --------        --------
   Stockholders' Equity                                         99,037          99,479
                                                              --------        --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $129,434        $131,691
                                                              ========        ========

             See Notes to Consolidated Financial Statements

                   NEW ENGLAND BUSINESS SERVICE, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in Thousands Except Per Share Data)


                                         Three Months Ended             Six Months Ended
                                      -------------------------     -------------------------
                                       Dec. 23,        Dec. 24,      Dec. 23,        Dec. 24,
                                        1994            1993           1994            1993
                                      ---------       ---------     ---------       ---------

NET SALES                             $  69,479       $  65,550     $ 131,558       $ 125,370

OPERATING EXPENSES:
   Cost of sales                         24,490          22,865        46,531          45,916
   Selling and advertising               18,233          18,746        34,359          35,627
   General and administrative            17,895          15,391        33,891          28,180
   Restructuring charge                       0               0             0           6,000
                                      ---------       ---------     ---------       ---------
      Total operating expenses           60,618          57,002       114,781         115,723
                                      ---------       ---------     ---------       ---------
INCOME FROM OPERATIONS                    8,861           8,548        16,777           9,647


OTHER INCOME/(EXPENSE):
   Investment income                        341             343           664             549
                                      ---------       ---------     ---------       ---------

INCOME BEFORE INCOME TAXES                9,202           8,891        17,441          10,196
                                      ---------       ---------     ---------       ---------

PROVISION FOR INCOME TAXES:
   Federal                                2,968           2,984         5,708           3,308
   State                                    885             940         1,665           1,159
                                      ---------       ---------     ---------       ---------
     Total                                3,853           3,924         7,373           4,467
                                      ---------       ---------     ---------       ---------

NET INCOME BEFORE EQUITY IN LOSSES
  OF INVESTMENT                           5,349           4,967        10,068           5,729

Equity in losses of investment       (       90)              0    (      176)              0
                                      ---------       ---------     ---------       ---------

NET INCOME                            $   5,259       $   4,967     $   9,892       $   5,729
                                      =========       =========     =========       =========

PER SHARE AMOUNTS:

   Net Income                         $    . 34       $     .32     $     .64       $     .37
                                      =========       =========     =========       =========

   Dividends                          $     .20       $     .20     $     .40       $     .40
                                      =========       =========     =========       =========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                            15,415          15,323        15,442          15,310
                                      =========       =========     =========       =========


             See Notes to Consolidated Financial Statements


                   NEW ENGLAND BUSINESS SERVICE, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands)


                                                                    Six Months Ended
                                                               -------------------------
                                                               Dec. 23,        Dec. 24,
                                                                1994            1993
                                                              ---------       ---------
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income                                                    $  9,892        $  5,729
Adjustments to reconcile net income to cash:
   Depreciation and amortization                                 6,038           6,018
   Deferred  income taxes                                    (   1,896)      (     916)
   Other non-cash items                                          1,754           7,350
Changes in assets and liabilities:
   Accounts receivable                                       (   6,395)      (   3,976)
   Inventories and advertising material                      (     621)      (     677)
   Prepaid expenses                                          (     572)      (     443)
   Accounts payable                                              1,342             459
   Income taxes payable                                      (   2,902)          1,080
   Other accrued expenses                                    (     408)      (     545)
                                                              --------        --------
Net cash provided by operating activities                        6,232          14,079
                                                              --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                       (   5,996)      (   2,349)
   Purchase of investments                                   (  14,956)      (  27,775)
   Proceeds from sale of investments                            27,087          13,875
   Other assets                                              (     437)      (     208)
   Investment in unconsolidated subsidiary                   (   1,800)              0
                                                              --------        --------
Net cash provided by (used in) investing activities              3,898       (  16,457)
                                                              --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of debt                                           (      36)      (      30)
   Proceeds from issuing common stock                              382             955
   Issuance (purchase) of treasury stock                     (   4,432)            132
   Dividends paid                                            (   6,182)      (   6,122)
                                                              --------        --------
Net cash (used in) financing activities                      (  10,268)      (   5,065)
                                                              --------        --------

EFFECT OF EXCHANGE RATE ON CASH                                    141       (      28)
                                                              --------        --------


                   NEW ENGLAND BUSINESS SERVICE, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (In Thousands)


                                                                   Six Months Ended
                                                              -------------------------
                                                               Dec. 23,        Dec. 24,
                                                                1994            1993
                                                              ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 3       (   7,471)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   3,456          10,061
                                                              --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  3,459        $  2,590
                                                              ========        ========

             See Notes to Consolidated Financial Statements

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------


 1. Basis of Presentation
    ---------------------

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


 2. Accounting Policies
    -------------------

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


 3. Inventories
    -----------

    Inventories are carried at the lower of first-in, first-out cost or market. Inventories at December 23, 1994 and June 24, 1994 consisted of:


                                                         Dec. 23,       June 24,
                                                          1994            1994
                                                      -----------     -----------

     Raw paper                                        $   651,000     $   721,000
     Business forms and related office products         7,768,000       7,019,000
                                                      -----------     -----------
     Total                                            $ 8,419,000     $ 7,740,000
                                                      ===========     ===========


4.  Accounting for Income Taxes
    ---------------------------

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


5.  Investment in Unconsolidated Subsidiary
    ---------------------------------------

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


6.  Postemployment Benefits
    -----------------------

    As of June 25, 1994, the Company adopted SFAS No. 112, entitled "Employers' Accounting for Postemployment Benefits." The adoption of this standard did not have a material effect on the accompanying consolidated financial statements.


7.  Investments in Debt and Equity Securities
    -----------------------------------------

    As of June 25, 1994, the Company adopted SFAS No. 115, entitled "Accounting for Certain Investments in Debt and Equity Securities." Adoption of this standard resulted in the Company classifying the investments held in its portfolio as "available-for-sale securities."
    The adoption of this standard did not have a material effect on the accompanying consolidated financial statements as the market value of the underlying investments approximated the amount carried on the balance sheet at September 23, 1994 and December 23, 1994.


8.  Other Items
    -----------

    On October 20, 1994, the Company announced a plan to repurchase up to $22,000,000 of its common stock in the open market. Unless renewed or completed earlier, the repurchase will terminate on June 30, 1995. As of December 23, 1994, the Company has purchased 273,750 shares at a cumulative cost of approximately $5,154,000.

    -----------------------

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

    On January 9, 1995, the Company announced the decision to integrate the operations of its Wisconsin based SYCOM subsidiary. The Company will take a third quarter pretax exit charge of $1,600,000 and expects to incur additional third and fourth quarter pretax integration expense of $2,300,000.

                           MANAGEMENT DISCUSSION AND ANALYSIS

Liquidity and Capital Resources
- -------------------------------

Cash provided by operating activities for the six months ended December 23, 1994 was $6.2 million representing a decrease from the $14.1 million provided in the same period last year. This decrease was due primarily to payments of additional Federal Income Taxes as a result of the most recent audit, costs related to the first quarter fiscal year 1994 restructuring charge and an increase in accounts receivable due to the higher sales and the timing of those sales within the period.

Working capital at December 23, 1994 amounted to $52.9 million including $28.9 million of cash and short term investments. This compares to working capital of $48.8 million and cash and short term investment balance of $34.3 million at the same time last year. At the beginning of this fiscal year working capital was $55.2 million and cash and short term investments were $41.0 million. The decrease in cash and short term investments is due in part to the repurchase of $5.1 million of the Company's stock in accordance with a plan to purchase up to $22.0 million of the Company's stock announced in October, 1994. In addition the Company acquired a 19 percent equity interest in GST Software, plc (GST) for $1.8 million together with an option to purchase the balance of GST shares.

Capital expenditures for the six months of $6.0 million were significantly higher than the $2.3 million expended in 1993 which were lower due to the cost containment activities. The Company expects that capital outlays will continue
at about the same pace for the remainder of fiscal year 1995.   These outlays
are occurring in order to upgrade existing systems, increase capacity and meet the needs of strategic initiatives throughout the Company.

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


Results of Operations
- ---------------------

In the quarter ended December 23, 1994, net sales increased 6.0% to $69.5 million from $65.6 million; an increase of $3.9 million over the same period last year. This sales increase was composed of volume growth of 3.9% or $2.5 million and price increases of approximately 2.1% or $1.4 million.

On a year to date basis, net sales increased 4.9% to $131.6 million from $125.4 million. This increase was the result of increased volume of 3.4% or $4.2 million and price increases of 1.5% or $2.0 million. For both the quarter and year to date the primary source of growth was from computer forms and software. For both periods computer forms and software product lines accounted for approximately 60% of the Company's growth.

For the quarter, cost of sales increased to 35.2% of sales from 34.9 % last year. This increase was caused primarily by product mix. It is expected that the cost of paper will increase in the foreseeable future, due primarily to strong demand and limited capacity in the paper industry. The Company has taken steps to mitigate the impact such as accelerating paper purchases. While this cost increase will have a little if any impact during the remainder of fiscal year 1995, the longer term effect should not be significant since the Company anticipates being able to offset the cost increase with price increases and cost reduction initiatives.

Year to date cost of sales improved to 35.4% of sales from 36.6%. This improvement was the result of price increases in several product lines as well as stable material costs and reduced spoilage.

Selling and advertising expenses decreased as a percentage of net sales from 28.6% to 26.2% in the quarter. On a year to date basis, selling and advertising expenses decreased from 28.4% to 26.1% of net sales. More effective promotional programs, better targeted mail to customers and the impact of last year's restructuring program were responsible for the improvement in both periods. In January, 1995 the United States Postal Service increased third class postage rates by approximately 14%. The Company has reduced the size and weight of some mail pieces and eliminated marginal mailings to compensate in the short term. The Company anticipates being able to raise prices to cover the impact in the longer term.

General and administrative expenses increased to 25.6% of sales from 23.5% for the quarter and to 25.8% from 22.5% year to date. These increases were due to costs associated with servicing the Company's expanded software product line, improvements in both the systems and facilities of order processing, and the impact of decreased profit sharing in the first quarter last year resulting from the Company's restructuring charge.

During the first quarter of last year the Company recorded a $6.0 million pretax charge related to a restructuring program. As of December 23, 1994 approximately $.8 million is remaining in the reserve; these amounts will be expended pursuant to severance and other agreements.

In January, 1995 the Company announced the decision to integrate the operations of its Wisconsin based SYCOM subsidiary with those of the parent Company. The Company will take a third quarter pretax exit charge of $1.6 million and expects to incur additional third and fourth quarter pretax integration expenses of $2.3 million. The third quarter exit charge includes costs associated with personnel reduction, equipment write-off, and facility closure. The additional integration expenses includes systems conversion, personnel and equipment relocation and related transition expenditures and will be spread over the remainder of the fiscal year. When completed, the integration is expected to save the Company about $1.8 million annually.

The provision for income taxes as a percentage of pretax income decreased from 1993 to 1994 due primarily to the completion of a series of tax audits as well as higher interest yields on tax-free investment income.

In fiscal year 1995, the Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Post Employment Benefits" and SFAS No. 115,

"Accounting for Certain Investments in Debt and Equity Securities" were not significant to the financial statements.

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

             None

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


February 3, 1995                      /s/Russell V. Corsini, Jr.
- ----------------                      ----------------------------------
Date                                     Russell V. Corsini, Jr.,
                                         Principal Financial and Accounting
                                         Officer