Form 10-Q
period 1995-03-31
NEW ENGLAND BUSINESS SERVICE INC
filed 1995-05-11
CIK 205700

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1995.

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

The number of common shares of the Registrant outstanding on March 31, 1995 was 15,041,556.

                   NEW ENGLAND BUSINESS SERVICE, INC.
                       CONSOLIDATED BALANCE SHEET
                    (In Thousands Except Share Data)
                                                               Mar. 31,       June 24,
                                                                1995            1994
                                                              ---------       --------
ASSETS
Current Assets
   Cash and cash equivalents                                  $  6,405        $  3,456
   Short term investments                                       21,956          37,532
   Accounts receivable                                          30,605          27,963
   Inventories                                                   9,136           7,740
   Direct mail advertising materials                             2,968           1,698
   Prepaid expenses                                              2,751           1,439
   Deferred income tax benefit                                   7,465           5,460
                                                              --------        --------
            Total current assets                                81,304          85,288

Property and Equipment
   Land and buildings                                           39,521          38,417
   Less: accumulated depreciation                               19,813          18,849
                                                              --------        --------
      Net                                                       19,708          19,568


   Equipment                                                    73,077          66,648
   Less:  accumulated depreciation                              53,618          48,525
                                                              --------        --------
      Net                                                       19,459          18,123

   Property and equipment - net                                 39,167          37,691

Other Assets - net                                               9,183           8,712
                                                              --------        --------
TOTAL ASSETS                                                  $129,654        $131,691
                                                              ========        ========


                   NEW ENGLAND BUSINESS SERVICE, INC.
                 CONSOLIDATED BALANCE SHEET (Continued)
                    (In Thousands Except Share Data)
                                                               Mar. 31,       June 24,
                                                                1995            1994
                                                              ---------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                           $  8,790        $  6,702
   Accrued Federal and state income taxes                        2,385           2,519
   Accrued profit-sharing distribution                           2,073           2,627
   Accrued payroll expense                                       3,767           5,466
   Accrued employee benefit expense                              8,259           5,637
   Accrued exit costs                                            1,947               0
   Accrued restructuring charge                                    508           1,887
   Other accrued expenses                                        5,881           5,254
                                                              --------        --------
     Total current liabilities                                  33,610          30,092
   Deferred Grants                                                 340             326
   Deferred Income Taxes                                           938           1,794

STOCKHOLDERS' EQUITY
   Preferred stock
   Common stock                                                 15,651          15,572
   Additional paid in capital                                   10,656           9,480
   Cumulative foreign currency translation adjustment         (  1,809)       (  2,152)
   Retained earnings                                            81,573          78,306
                                                              --------        --------
      Total                                                    106,071         101,206
   Less: treasury stock                                       ( 11,305)       (  1,727)
                                                              --------        --------
   Stockholders' Equity                                         94,766          99,479
                                                              --------        --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $129,654        $131,691
                                                              ========        ========

             See Notes to Consolidated Financial Statements

                   NEW ENGLAND BUSINESS SERVICE, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in Thousands Except Per Share Data)


                                         Three Months Ended            Nine Months Ended
                                      -------------------------     -------------------------
                                       Mar. 31,        Mar. 25,      Mar. 31,        Mar. 25,
                                        1995            1994           1995            1994
                                      ---------       ---------     ---------       ---------

NET SALES                             $  68,832       $  63,424     $ 200,390       $ 188,794

OPERATING EXPENSES:
   Cost of sales                         24,620          23,312        71,151          69,228
   Selling and advertising               20,102          17,016        54,461          52,643
   General and administrative            18,073          14,813        51,964          43,005
   Exit costs                             1,964               0         1,964               0
   Restructuring charge                       0               0             0           6,000
                                      ---------       ---------     ---------       ---------
      Total operating expenses           64,759          55,141       179,540         170,876
                                      ---------       ---------     ---------       ---------
INCOME FROM OPERATIONS                    4,073           8,283        20,850          17,918


OTHER INCOME/(EXPENSE):
   Investment income                        314             326           978             887
                                      ---------       ---------     ---------       ---------

INCOME BEFORE INCOME TAXES                4,387           8,609        21,828          18,805
                                      ---------       ---------     ---------       ---------

PROVISION FOR INCOME TAXES:
   Federal                                1,326           2,733         7,035           6,041
   State                                    423             957         2,087           2,116
                                      ---------       ---------     ---------       ---------
     Total                                1,749           3,690         9,122           8,157
                                      ---------       ---------     ---------       ---------

NET INCOME BEFORE EQUITY IN LOSSES
  OF INVESTMENT                           2,638           4,919        12,706          10,648

Equity in losses of investment       (       68)              0    (      244)              0
                                      ---------       ---------     ---------       ---------

NET INCOME                            $   2,570       $   4,919     $  12,462       $  10,648
                                      =========       =========     =========       =========

PER SHARE AMOUNTS:

   Net Income                         $    . 17       $     .32     $     .81       $     .69
                                      =========       =========     =========       =========

   Dividends                          $     .20       $     .20     $     .60       $     .60
                                      =========       =========     =========       =========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                            15,142          15,393        15,340          15,337
                                      =========       =========     =========       =========


             See Notes to Consolidated Financial Statements


                   NEW ENGLAND BUSINESS SERVICE, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands)


                                                                   Nine Months Ended
                                                               -------------------------
                                                               Mar. 31,        Mar. 25,
                                                                1995            1994
                                                              ---------       ---------
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income                                                    $ 12,462        $ 10,648
Adjustments to reconcile net income to cash:
   Depreciation and amortization                                 9,061           8,995
   Deferred  income taxes                                    (   2,785)      (     910)
   Other non-cash items                                          4,541           8,017
Changes in assets and liabilities:
   Accounts receivable                                       (   4,854)      (   3,972)
   Inventories and advertising material                      (   2,687)      (     729)
   Prepaid expenses                                          (   1,319)            466
   Accounts payable                                              2,128             817
   Income taxes payable                                      (     137)            607
   Other accrued expenses                                    (     408)      (   1,263)
                                                              --------        --------
Net cash provided by operating activities                       15,727          22,676
                                                              --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                       (   8,958)      (   3,760)
   Purchase of investments                                   (  24,461)      (  33,364)
   Proceeds from sale of investments                            39,981          16,059
   Other assets                                              (     386)      (     208)
   Investment in unconsolidated subsidiary                   (   1,800)              0
                                                              --------        --------
Net cash provided by (used in) investing activities              4,376       (  21,273)
                                                              --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of debt                                           (      36)      (      37)
   Proceeds from issuing common stock                            1,516           2,045
   Issuance (purchase) of treasury stock                     (   9,578)      (     124)
   Dividends paid                                            (   9,195)      (   9,199)
                                                              --------        --------
Net cash (used in) financing activities                      (  17,293)      (   7,315)
                                                              --------        --------

EFFECT OF EXCHANGE RATE ON CASH                                    139       (      53)
                                                              --------        --------


                   NEW ENGLAND BUSINESS SERVICE, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (In Thousands)


                                                                  Nine Months Ended
                                                              -------------------------
                                                               Mar. 31,        Mar. 25,
                                                                1995            1994
                                                              ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             2,949       (   5,965)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   3,456          10,061
                                                              --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  6,405        $  4,096
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


 2. Accounting Policies
    -------------------

    The consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, and the Independent Auditors' Report incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994 from the Company's 1994 Annual Report to Shareholders.

    Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994 from the Company's 1994 Annual Report to Shareholders. The Company has consistently followed those policies in preparing this report.


 3. Inventories
    -----------

    Inventories are carried at the lower of first-in, first-out cost or market. Inventories at March 31, 1995 and June 24, 1994 consisted of:


                                                         Mar. 31,       June 24,
                                                          1995            1994
                                                      -----------     -----------

     Raw paper                                        $   727,000     $   721,000
     Business forms and related office products         8,409,000       7,019,000
                                                      -----------     -----------
     Total                                            $ 9,136,000     $ 7,740,000
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


7.  Investments in Debt and Equity Securities
    -----------------------------------------

    As of June 25, 1994, the Company adopted SFAS No. 115, entitled "Accounting for Certain Investments in Debt and Equity Securities." Adoption of this standard resulted in the Company classifying the investments held in its portfolio as "available-for-sale securities."
    The adoption of this standard did not have a material effect on the accompanying consolidated financial statements as the market value of the underlying investments approximated the amount carried on the balance sheet at March 31, 1995.


8.  Exit Costs
    ----------

    During the third quarter of fiscal year 1995, the Company made the decision to close its Wisconsin based SYCOM subsidiary and to integrate SYCOM's activities into other of the Company's operations. The accompanying consolidated statements of income include a $1,964,000 pretax charge for exit costs associated with the SYCOM closure recognized in the third quarter ended March 31, 1995. The charge for exit costs reduced third quarter net income by $1,119,000, or $.07 per share.

    ----------------------

    The $1,964,000 pretax exit cost charge consisted of facilities and equipment write-offs of $792,000 and termination benefits of $1,172,000. Approximately 103 employees will be terminated as a result of the facility closing.

    As of March 31, 1995, approximately $17,000 has been expended related to termination benefits. The closure of the facility is expected to be substantially completed by the end of fiscal 1995.


9.  Other Items
    -----------

    On October 20, 1994, the Company announced a plan to repurchase up to $22,000,000 of its common stock in the open market. Unless renewed or completed earlier, the repurchase will terminate on June 30, 1995. As of March 31, 1995, the Company had purchased 563,050 shares at a cumulative cost of approximately $10,599,000.

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

                           MANAGEMENT DISCUSSION AND ANALYSIS

Liquidity and Capital Resources
- -------------------------------

Cash provided by operating activities during the nine months ended March 31, 1995 was $15.7 million and represented a $7.0 million decrease from the $22.7 million provided during the same period last year. The decrease was primarily the result of a payment of additional taxes resulting from the Company's most recent Federal audit, increased inventory investment and cash payments related to the restructuring charge taken during the first quarter of fiscal year 1994.

Working capital at March 31, 1995 amounted to $47.7 million and included $28.4 million of cash and short term investments. The balances compare to working capital of $52.5 million and cash and short term investments of $38.9 million at March 25, 1994 and working capital of $55.2 million and cash and short term investments of $41.0 million at June 24, 1994. The decrease in cash and short term investments is due in part to the repurchase of $10.6 million of the Company's stock in accordance with the authorization to purchase up to $22.0 million of the Company's stock announced in October, 1994. In addition, the decrease is due in part to the Company's acquisition of a 19 percent equity interest in GST Software, plc (GST) for $1.8 million together with an option to purchase the balance of GST shares.

Capital expenditures for the nine months totaled $9.0 million and represented a significant increase over the $3.8 million expended during the first nine months of fiscal year 1994 which were lower due to cost containment activities. The Company expects that capital outlays will continue at about the same pace for the remainder of fiscal year 1995. These outlays are designed to upgrade existing systems, increase capacity and meet the needs of strategic initiatives throughout the Company.

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

Results of Operations
- ---------------------

The quarter ended March 31, 1995 included fourteen weeks as compared to thirteen weeks in prior year's third quarter. Net sales for the quarter increased 8.5% to $68.8 million; an increase of $5.4 million over the same period last year. The sales increase was composed of the impact of the additional week of 4.2% or $2.7 million, volume growth of 2.4% or $1.5 million and price increases of approximately 1.9% or $1.2 million.

On a year to date basis, net sales increased 6.1% to $200.4 million from $188.8 million. This increase was the result of increased volume of 2.7% or $5.1 million, price increases of 2.0% or $3.8 million and the impact of the additional week in fiscal year 1995 of 1.4% or $2.7 million. The primary source of growth during the quarter was from the computer forms and software product lines as well as the Company's Image product lines. Sales related to these product lines each accounted for approximately 35% of the growth in sales for the quarter. For the year, computer forms and software product lines have accounted for approximately 50% of the Company's growth.

For the quarter, cost of sales decreased from 36.8 % to 35.8% of sales during last year's third quarter. This decrease was caused primarily by a shift in product mix as well as stable material costs. It is expected that the cost of paper will increase in the foreseeable future due to strong demand and limited capacity in the paper industry. The Company has taken steps necessary to mitigate the impact including the acceleration of paper purchases. Paper cost increases are expected to have little impact to the Company during the remainder of fiscal year 1995, and the Company anticipates being able to offset the impact of the cost increase with price increases and cost reduction initiatives during fiscal year 1996.

Year to date, cost of sales improved from 36.7% to 35.5% of sales. This improvement was the result of price increases in several product lines as well as stable material costs and reduced spoilage.

Selling and advertising expenses increased from 26.8% of net sales to 29.2% during the quarter. The increase was caused primarily by costs related to software development and by marketing channel development costs. On a year to date basis, selling and advertising expenses decreased from 27.9% to 27.2% of net sales. More effective promotional programs, better targeted mail to customers and the impact of last year's restructuring program were primarily responsible for the improvement. The United States Postal Service increased third class postage rates by approximately 14% in January, 1995. The Company has reduced the size and weight of some mail pieces and eliminated marginal mailings to compensate for the postage increase in the short term. The Company anticipates being able to raise prices to offset the cost increase in the longer term.

General and administrative expenses increased from 23.4% of sales to 26.2% for the quarter and from 22.8% to 25.9% on a year to date basis. These increases were the result of costs associated with servicing the Company's expanded software product line, capital improvements to the Company's order processing system, and the impact of decreased profit sharing in the first quarter of last year.

During the first quarter of last year the Company recorded a $6.0 million pretax charge related to a restructuring program. As of March 31, 1995 approximately $.5 million is remaining in the reserve; these amounts will be expended pursuant to severance and other agreements.

During the third quarter, the Company recorded a $2.0 million pretax charge, or $.07 per share, related to exit costs associated with the closure of the Company's Wisconsin based SYCOM subsidiary. The Company also incurred additional pretax integration expense of approximately $.4 million, and expects to incur additional fourth quarter pretax integration expense of approximately $1.6 million. The additional integration expense includes systems conversion, personnel and equipment relocation and related transition expenditures. The objectives of the closure are to integrate the activities of the SYCOM subsidiary into several of the Company's other facilities to achieve operating efficiencies as well as improve service to SYCOM's customers. The $2.0 million pretax charge for exit costs consisted of (i) approximately $1.2 million of anticipated cash payments related to postemployment benefits in conjunction with the termination of approximately 103 employees, and (ii) approximately $.8 million related to the anticipated non-cash outflows associated with facilities and equipment write-offs. The integration program is expected to be completed over the next three months. When fully completed, the integration is expected to save the Company about $1.8 million annually.

The provision for income taxes as a percentage of pretax income decreased from 1994 to 1995 due primarily to the completion of a series of tax audits as well as higher tax free interest yields on the Company's marketable securities portfolio for both the quarter and year to date.

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


May 11, 1995                          /s/Russell V. Corsini, Jr.
- ----------------                      ----------------------------------
Date                                     Russell V. Corsini, Jr.,
                                         Principal Financial and Accounting
                                         Officer