Form 10-K405
period 1995-06-30
NEW ENGLAND BUSINESS SERVICE INC
filed 1995-09-15
CIK 205700

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1995

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

  FOR THE TRANSITION PERIOD FROM        TO

                          COMMISSION FILE NO. 1-11427

                               ----------------

                      NEW ENGLAND BUSINESS SERVICE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              04-2942374
                                        (IRS EMPLOYER IDENTIFICATION NUMBER)
     (STATE OR OTHER JURISDICTION
   OFINCORPORATION OR ORGANIZATION)

            500 MAIN STREET                             01471
         GROTON, MASSACHUSETTS                        (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (508) 448-6111

Securities registered pursuant to Section 12(b) of the Act:

                                         NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS           ON WHICH REGISTERED
            -------------------          ---------------------
      Common Stock ($1.00 par value)    New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Registrant's Common Stock, par value $1.00 per share, held by stockholders who are not affiliates of the Registrant at September 1, 1995 as computed by reference to the closing price of such stock on that date was approximately $233,534,000.

  The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at September 1, 1995 was 14,879,949.

DOCUMENTS INCORPORATED BY REFERENCE

  1. Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1995 are incorporated by reference into Item 1 (Part I), Items 5, 6, 7 and 8 (Part II) and Item 14 (Part IV) of this Report. Such Annual report, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

  2. Portions of the Proxy Statement sent to stockholders in connection with the Annual Meeting to be held on October 27, 1995 are incorporated by reference into Items 10, 11, 12 and 13 (Part III) of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  Founded in 1952, New England Business Service, Inc. (which, with its branch, NEBS Business Stationery located in the United Kingdom, and its wholly-owned subsidiaries, SYCOM Inc. of Madison, Wisconsin, Shirlite, Ltd. of the United Kingdom and NEBS Business Forms Limited of Midland, Ontario, shall be referred to as the "Company") is a Delaware corporation with principal executive offices located at 500 Main Street, Groton, Massachusetts 01471. The Company's main telephone number is (508) 448-6111.

  The Company supplies business forms and other printed products to small businesses in the United States, Canada and the United Kingdom. The Company's primary channel to the small business customer is direct mail order. During 1995, the Company served more than 1,292,000 small business customers.

  The Company's base product line consists of a wide range of standardized business forms, custom forms and related printed products specifically designed to facilitate the management of a small business. In addition, the Company markets stationery, promotional materials and software to enable a small business to create a consistent and professional image.

  Reference is made to the information contained in Note 13, Financial Information by Geographic Area, in the Notes to the Consolidated Financial Statements on page 24 of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1995.

PRODUCTS

  The Company's product line consists of well over 1,000 standardized imprinted manual and computer business forms, check writing systems, stationery, color-coordinated papers, forms and stationery, custom forms, other printed products and a line of software designed to meet small business needs. Products are either specifically designed for different lines of business or are generally usable by all small businesses and professional offices. The Company's full range of products are enhanced by high quality, fast delivery, competitive prices and extensive product guarantees.

  The Company's standardized manual business forms include billing forms, work orders, job proposals, purchase orders and invoices. Standardized manual business forms are designed to provide small businesses with the financial and other business records necessary to properly manage a business. The Company's stationery line, including letterhead, envelopes and business cards, is available in a variety of formats and ink colors designed to provide small businesses with a professional image. Checks and check writing systems are designed to facilitate payments, the recording of transactional information and the posting of related bookkeeping entries. Marketing products, such as labels, pricing tags, signage and seasonal greeting cards, are designed to facilitate a customer's selling and marketing efforts. Additionally, a line of filing system products has been designed specifically for use in small professional offices.

  The Company also offers a full line of continuous and laser printer compatible business forms and papers. The Company's computer business forms, including checks, billing forms, work orders, purchase orders and invoices, are designed to provide automated small businesses with the records necessary to properly manage a business. Computer business forms are compatible with the Company's proprietary software and over 3,500 third party computer software packages commonly used by small businesses. The Company's line of color-coordinated laser printer papers, including letterhead, envelopes, brochures, flyers and business cards, are designed to provide an automated small business with a unified, professional image.

  Additionally, the Company offers the Company Colors(TM) line of printed products. Company Colors offers a select line of two-color stationery, marketing products and business forms imprinted on the customer's choice of high quality papers. The Company also offers Company Colors customers a custom logo design service. The Company Colors line is designed to provide small businesses with a single source for affordable, coordinated and professional image-building materials.

  The Company's line of NEBS(R) proprietary software consists of checkwriting, billing and mailing application packages, easy-to-use forms-filling packages, and the One-Write Plus(R) line of accounting software. The Company also distributes and supports the Page Magic(TM) line of desktop marketing software. The Company's software is designed to perform a variety of tasks required to manage and promote a small business, and is compatible with the full range of business forms and laser papers offered by the Company. The Company offers fee-based technical support services for the full line of software.

  The One-Write Plus line of accounting and payroll software is modeled on the manual one-write accounting system used by more than five million small businesses. One-Write Plus offers the automated small business a familiar record-keeping format and reliable functionality. Over the past ten years, more than 350,000 small businesses have installed One-Write Plus. The Page Magic software line enables a small business to use pre-set templates to design and print distinctive sales and marketing materials including brochures, letterhead, envelopes and business cards. NEBS proprietary software is fully compatible with and designed to consume a wide range of the Company's business forms, checks, labels, letterhead and laser papers.

PRODUCT DEVELOPMENT AND RESEARCH

  The Company's products are primarily designed by an in-house product development staff. The Company relies upon direct field research with customers and prospects, focus groups, mail surveys, feedback from retail distributors, retailers and representatives and unsolicited suggestions to generate new product ideas. Product design efforts are accomplished or directed by Company design personnel who employ manual and CAD methods to create products. Product redesign efforts range from minor revisions to existing manual business forms to the creation and design of a consistent and coordinated line of products such as the Company Colors (TM) line of printed products. Throughout the design process, the Company solicits comments and feedback from customers and prospects.

  The Company employs an internal software development group to develop the majority of the program code for new proprietary software products and upgrades to existing packages. The internal software development personnel will employ external contractors or license sub-routines as required to develop all or part of a software product. The Company has North American distribution rights to the Page Magic line of software which has been primarily developed by GST Technologies, Ltd. of the United Kingdom.

SALES AND MARKETING

  The Company relies primarily on promotional materials delivered by mail to over 1,292,000 customers and over 6,500,000 prospective customers to market its products. The Company's promotional materials contain one or more order forms to be completed by the customer and either telephoned, mailed or faxed to the Company. Over 80% of customer orders are received over the Company's network of toll-free telephone and data lines.

  The Company has established three distinct retail distribution channels for selected product lines. During the fiscal year ended June 30, 1995, the Company commenced distribution of the Company Colors line and other Company products through custom print desks located in selected Kinko's, Inc. retail stores. By the end of fiscal 1995, NEBS custom print desks in Kinko's, Inc. stores numbered twenty-two. The Company distributes a private label version of its full line of manual and computer forms through a dealer network comprised of local printers, business forms dealers, stationers and computer stores numbering in excess of 22,000. The Company also employs a small internal sales force to facilitate distribution of its software products through software and computer distributors and retailers. The Company's software is distributed at more than 3,000 retail sites in the United States and Canada.

  The primary factor contributing to the Company's success is effective direct marketing. Mail order marketing in combination with focused telemarketing allows the Company to identify and penetrate numerically and geographically dispersed but, in the aggregate, significant markets. The Company targets small businesses with 20 or fewer employees within these markets with specialized promotions and products specifically designed to meet small business needs.

  The Company's sophisticated marketing database and customer/prospect lists are a principal competitive advantage. The Company is able to select names and plan promotional mailings based on a variety of customer/prospect attributes including status as customer or prospect, line of business, product purchase history, purchase frequency, or purchase dollar volume. The Company compiles prospect names from a variety of sources including telephone directories and small business associations. In addition, the Company rents prospect lists from third party sources.

  The Company's promotional materials include catalogs focused on specific products or targeted to a specific small business segment, promotional circulars with samples, flyers, and inserts included with invoices, statements and product shipments. The Company relies to a lesser extent on space advertising in magazines and post card packages to generate sales leads from prospective customers. The Company relies on the U.S. Postal Service for distribution of most of its advertising materials.

  Coated paper costs for promotional materials and postal rates for third class mail have increased significantly over the past five years. The Company has been able to counteract the impact of postal and paper cost increases with cost reduction programs and selective product price increases.

RAW MATERIALS, PRODUCTION AND DISTRIBUTION

  The Company produces semi-finished business forms on high speed roll fed presses from raw paper. The Company also purchases partially printed forms from a number of industry sources at competitive prices. The Company has a three year fixed price contract for carbonless paper. The Company has no other long-term contracts with any of its suppliers and has not experienced a shortage of paper for its products, catalogs or advertising materials in over 20 years. The cost of paper used for products and promotional materials constitutes, directly or indirectly, less than 20% of sales.

  The Company operates printing equipment specifically designed to meet the demands of short-run printing. Typesetting and imprinting of customer headings are accomplished with computerized typesetters, platemaking systems, letter presses and offset presses. In addition, the Company operates manual and semi-automatic bindery equipment. A number of the Company's presses have been designed or substantially modified to meet the short-run demands of small businesses. These specialized presses allow the Company to produce small order quantities with greater efficiency than possible with the stock equipment available from typical printing press equipment suppliers.

  The Company has invested recently in electronic prepress equipment and digital imaging presses to meet the growing demand for short-run color printing. The Company's software products are duplicated and packaged by outside vendors.

  The Company has no significant backlog of orders. The Company's objective is to produce and ship product within two days from receipt of a customer's order. During fiscal 1995, over 50% of products were produced and shipped within two days and 90% within five days of order.

  To facilitate expedient production and shipment of product, the Company maintains significant inventories of raw paper ($1,130,000 at June 30, 1995), and partially printed business forms and related office products ($8,750,000 at June 30, 1995).

  The Company ships its products to customers by United Parcel Service (UPS) and Parcel Post. The Company bills the customer for all direct shipping and handling charges except for customers in good standing who remit payment in full upon order. Approximately ten percent of the Company's customers pay in advance and qualify for free shipping. The Company's software products do not qualify for free shipping.

COMPETITION

  The Company's primary competitors for printed products and stationery are the more than 35,000 local job shop printers in the United States, Canada and the United Kingdom. The company also competes with several other companies of varying size marketing business forms by mail order. In addition, approximately 20,000 retail stationers and national chains offer a variety of preprinted business forms to businesses in their immediate trading area. Local printers have an advantage of physical proximity to customers, but generally do not offer continuous forms for desktop computers or other products of complex construction. Additionally, local printers lack the economy of scale to produce a small order for a single customer on a cost effective basis. General purpose, preprinted business forms offered by stationers are typically price competitive with the Company's forms, but lack the design and functionality for specific lines of business and the customized customer information options available with the Company's products.

  At present, approximately 10 to 15 major independent companies or divisions of larger companies market business forms, stationery and supplies by mail order. The primary competitive factors influencing a customer's purchase decision are printing accuracy, product guarantees, speed of delivery, breadth of product line, price and customer service. The Company believes that it is the leading mail order marketer of business forms to the small business market in the United States and Canada.

  The Company's One-Write Plus(R) line of accounting software competes with five to ten other software products designed for and marketed to meet small business needs. The One-Write Plus software's competitive advantage is its ease of use, strong accounting controls, reputation with small business public accountants, and the Company's general reputation. The Company's Page Magic(TM) line of software products competes with desktop marketing, publishing and illustration products marketed by approximately ten companies to businesses and the home office market. Page Magic software's competitive advantage is its specific design to meet small business needs, value pricing, ease of use and compatibility with the Company's laser papers. The Company's form-filling line of software competes with two to three form-filling products. The Company's form-filling products' competitive advantage is its ease of use, compatibility with Company forms, report writing feature and integration capability with One Write Plus.

EMPLOYEES

  The Company had 2,055 full and part-time employees at June 30, 1995. The Company sponsors a number of employee benefit plans including medical and hospitalization insurance plans, a cash profit sharing plan, a 401(k) salary deferral plan and a defined benefit pension plan.

ENVIRONMENT

  There have been no material effects on the Company or any of its subsidiaries arising from their compliance with federal, state and local statutes and regulations relating to the protection of the environment.

EXECUTIVE OFFICERS OF THE COMPANY

  The Company's executive officers are traditionally elected to office at the first meeting of the Board of Directors following the Annual Meeting of Stockholders. Edward M. Bolesky, Robert S. Brown, Russell V. Corsini, Jr., Gerald G. Kokos and William C. Lowe were elected to office on October 28, 1994. Michael F. Dowd and Linda A. Jacobs were elected to office on January 20, 1995. Each officer holds office until the first meeting of the Board following the next Annual Meeting and until a successor is chosen. For biographical information regarding William C. Lowe, refer to the Company's Proxy Statement incorporated by Item 10 herein by reference. Biographical information for the other executive officers follows:

  Edward M. Bolesky, age 49, joined the Company in 1981 and has served in numerous capacities in operations and administration. In 1990, Mr. Bolesky was elected Vice President--Director, Administration and Composition. In 1991, he was elected Vice President, Sales. In 1993, he was elected Vice President-- General Manager, Administration & Customer Relations. In 1994 he was elected Vice President--General Manager, Operations. In June, 1995, he assumed his present position as Vice President--General Manager, Business Solutions & Operations.

  Robert S. Brown, age 48, joined the Company in 1971 and has served in numerous capacities in operations and marketing in the United States and Canada. In 1989, Mr. Brown was elected Vice President, NEBS Business Forms Marketing and Product Development. In 1991, he was elected Vice President-- General Manager, Marketing. In April, 1994, he was elected Vice President-- General Manager, Subsidiaries.

  Russell V. Corsini, Jr., age 52, joined the Company in 1982 as Corporate Controller and was elected Vice President, Finance in October, 1983. In 1994, Mr. Corsini was elected Vice President, Chief Financial Officer.

  Michael F. Dowd, age 37, joined the Company in 1986 and has served in numerous capacities in finance and marketing. In 1990, Mr. Dowd served as Manager of Special Projects. In 1991, he was named Staff Attorney. In 1994, he was named General Manager, Manual Business Forms & Direct Marketing. In January, 1995, he was elected Vice President--General Manager, Corporate Marketing & Strategy.

  Linda A. Jacobs, age 50, joined the Company in 1990 as Product Development & Management Director--NBF. In 1991, Ms. Jacobs was named Marketing Products Director. In 1994, she was named General Manager, Image Products. In January, 1995, she was elected Vice President--General Manager, Image Products.

  Gerald G. Kokos, age 46, joined the Company in 1994 and was elected Vice President--General Manager, Computer Forms and Software. He assumed his current position of Vice President--General Manager, Computer Software and Services in June, 1995. Prior to joining the Company, Mr. Kokos held a variety of officer-level general management positions in the computer software and hardware industry. From 1989 to 1993, he served as Vice President and General Manager of three business units of Computervision Corporation. From 1993 to 1994, he served First Data Corporation as Senior Vice President and General Manager of the Remote and Imaging Services Business.

ITEM 2. PROPERTIES

  The Company owns land and buildings in Massachusetts, New Hampshire, Arizona, Missouri, Wisconsin, Ontario and the United Kingdom. The Company leases office facilities in New Hampshire, Texas, California and Arizona. The Company owns land in Georgia.

  In Groton, Massachusetts, the Company owns a 125,000 square foot office building situated on 36 acres of land. The building was constructed in 1978 and expanded in 1982. The Groton property provides office space for marketing, administrative, information resource, purchasing, finance and executive personnel.

  In Townsend, Massachusetts, the Company owns a 130,000 square foot manufacturing and administrative facility situated on 15 acres of land. The building was originally constructed in 1959 and expanded from time to time through 1989. The Townsend facility housed all of the Company's operations during the 1960s.

  In Peterborough, New Hampshire, the Company owns a 125,000 square foot manufacturing and administrative facility situated on 48 acres of land. The building was originally constructed in 1975 and expanded in 1978.

  In Maryville, Missouri, the Company owns a 95,000 square foot manufacturing facility situated on 50 acres of land. The building was constructed in 1980.

  In Flagstaff, Arizona, the Company owns a 90,000 square foot manufacturing and administrative facility situated on 24 acres of land. The building was originally constructed in 1985 and expanded in 1994.

  In Midland, Ontario, the Company owns a 97,000 square foot administrative and manufacturing facility situated on 8 acres of land. The facility was originally constructed in 1985 and expanded in 1989.

  In Chester, England, the Company owns a 38,000 square foot office and production facility situated on 4 acres of land. The facility was originally constructed in 1989.

  The Company also leases 28,000 square feet of office space in Nashua, New Hampshire and 14,000 square feet of office space in Phoenix, Arizona and 1,000 square feet in Long Beach, California for administrative purposes.

  The Company holds available for sale a 56,000 square foot facility on 5 acres of land in Madison, Wisconsin, a 10,000 square foot facility in Groton, Massachusetts on 2 acres of land, and 17 acres of unimproved land in Douglasville, Georgia.

  The Company holds available for sublease 5,000 square feet of office space in a multi-tenant office building in Dallas, Texas.

  The Company believes its existing production and office facilities are adequate for its present and foreseeable future needs.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  The section entitled "Common Stock" located on page 26, and footnotes 4, 5, 6 and 14 to the Consolidated Financial Statements on pages 20 to 21 and page 24 of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1995 are incorporated herein by reference. The number of record holders of the Company's Common stock at September 1, 1995 was 835. The Company estimates the number of beneficial owners of the Company's Common stock to be 5,600 at September 1, 1995.

ITEM 6. SELECTED FINANCIAL DATA

  The section entitled "Eleven Year Summary" located on pages 12 and 13 of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1995 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The section entitled "Management Discussion and Analysis" located on pages 25 and 26 of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1995 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Consolidated Financial Statements and notes thereto located on pages 14 to 24 of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1995 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The section entitled "Nominees for Election as Directors" located on pages 3 and 4, of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held October 27, 1995 is incorporated herein by reference. See also "Executive Officers of the Company" in Item 1 above in this Report.

ITEM 11. EXECUTIVE COMPENSATION

  The section entitled "Compensation of Officers and Directors" located on pages 5 to 7 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held October 27, 1995 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The section entitled "Voting Securities" located on pages 1 and 2 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held October 27, 1995 is incorporated herein by reference.

ITEM 13. CERTAIN BUSINESS RELATIONSHIPS--COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

  The section entitled "Certain Business Relationships--Compensation Committee Interlocks and Insider Participation" located on page 4 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held October 27, 1995 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) The following financial statements which are located on the following pages of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1995 are incorporated herein by reference.

                                                                        PAGE(S)
                                                                        -------
Independent Auditors' Report...........................................     27
Consolidated Balance Sheets as of June 30, 1995 and June 24, 1994......  14-15
Statements of Consolidated Income for the fiscal years ended June 30,
 1995, June 24, 1994 and June 25, 1993.................................     16
Statements of Consolidated Stockholders' Equity for the fiscal years
 ended June 30, 1995, June 24, 1994 and June 25, 1993..................     17
Statements of Consolidated Cash Flows for the fiscal years ended June
 30, 1995, June 24, 1994 and June 25, 1993.............................     18
Notes to Consolidated Financial Statements.............................  19-24

  (a)(2) The following financial statement schedules are filed as part of this report and are located on the following pages herein:

                                                                        PAGE(S)
                                                                        -------
Independent Auditors' Report...........................................     12
Schedule II Valuation and Qualifying Accounts..........................     13

Schedules III, IV, and V are omitted as not applicable or not required under Regulation S-X.

   (a)(3)  Exhibits required to be filed by Item 601 of Regulation S-K:
   (2)     Not applicable.
   (3)(a) Certificate of Incorporation of the Registrant. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 31, 1986.)
   (3)(b) Certificate of Merger of New England Business Service, Inc. (a Massachusetts corporation) and the Company, dated October 24, 1986 amending the Certificate of Incorporation of the Company by adding Articles 14 and 15 thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 31, 1986.)
   (3)(c) Certificate of Designations, Preferences and Rights of Series A Participating Preferred Stock of the Company, dated October 27, 1989.
   (3)(d)  By-Laws of the Registrant, as amended.
   (4)(a) Specimen stock certificate for shares of Common Stock, par value $1.00 per share.
   (4)(b) Amended and Restated Rights Agreement, dated as of October 27, 1989 as amended as of October 20, 1994 (the "Rights Agreement"), between New England Business Service, Inc. and The First National Bank of Boston, National Association, as rights agent, including as Exhibit B the forms of Rights Certificate Election to Exercise (Incorporated by reference to Exhibit 4 of the Company's current report on Form 8-K dated October 25, 1994).
   (9)     Not applicable.
   (10)(a) NEBS 1990 Key Employee Stock Option and Stock Appreciation Rights Plan dated July 27, 1990. (Incorporated by reference to Exhibit
           (10)(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1990, filed September 14, 1990.)
   (10)(b) Line of Credit Agreement, dated November 1, 1994, between the Company and The First National Bank of Boston.
   (10)(c) NEBS Deferred Compensation Plan for Outside Directors. (Incorporated by reference to Exhibit (10)(d) to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 1982, filed September 23, 1982.)
   (10)(d) NEBS 1994 Key Employee and Eligible Director Stock Option and Stock Appreciation Rights Plan dated July 22, 1994. (Incorporated by reference to Exhibit (10)(f) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994, filed September 16, 1994.)
   (10)(e) New England Business Service, Inc. Stock Compensation Plan dated July 25, 1994. (Incorporated by reference to Exhibit (10)(g) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994, filed September 16, 1994.)
   (10)(f) Key Employee Non-Incentive Stock Option Agreement between the Company and William C. Lowe granted as of November 12, 1993. (Incorporated by reference to Exhibit (10)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994, filed September 16, 1994.)
   (10)(g) New England Business Service, Inc. Deferred Compensation Plan dated June 25, 1994.
   (10)(h) Supplemental Retirement Plan for Executive Employees of New England Business Service, Inc. dated July 1, 1991, as amended June 24, 1994.
   (11)    Statement re Computation of Per Share Earnings.
   (12)    Not applicable.
   (13)    The Annual Report to Stockholders for the fiscal year ended June 30,
           1995.

   (16) Not applicable.
   (18) Not applicable.
   (21) List of Subsidiaries.
   (22) Not applicable.
   (23) Consent of Deloitte & Touche LLP.
   (24) Not applicable.
   (27) Article 5 Financial Data Schedule.
   (28) Not applicable.
   (99) Not applicable.

(b)Reports on Form 8-K:

   No reports on Form 8-K were filed during the Company's fourth quarter.

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

                                          New England Business Service, Inc.
                                                      (Registrant)

                                                    /s/ William C. Lowe
                                          By __________________________________
                                              (WILLIAM C. LOWE, PRESIDENT AND
                                                 CHIEF EXECUTIVE OFFICER)

Date: September 15, 1995

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

                NAME                      TITLE                      DATE
                ----                      -----                      ----

     /s/ Richard H. Rhoads             Chairman and             September 15,
-------------------------------------   Director                     1995
           (RICHARD H. RHOADS)

     /s/ William C. Lowe               President, Chief         September 15,
-------------------------------------   Executive Officer            1995
           (WILLIAM C. LOWE)            and Director

     /s/ Peter A. Brooke               Director                 September 15,
-------------------------------------                                1995
           (PETER A. BROOKE)

     /s/ Benjamin H. Lacy              Director                 September 15,
-------------------------------------                                1995
           (BENJAMIN H. LACY)

     /s/ Robert J. Murray              Director                 September 15,
-------------------------------------                                1995
           (ROBERT J. MURRAY)

     /s/ Frank L. Randall, Jr.         Director                 September 15,
-------------------------------------                                1995
           (FRANK L. RANDALL, JR.)

     /s/ Jay R. Rhoads, Jr.            Director                 September 15,
-------------------------------------                                1995
           (JAY R. RHOADS, JR.)

     /s/ Brian E. Stern                Director                 September 15,
-------------------------------------                                1995
           (BRIAN E. STERN)

     /s/ Russell V. Corsini, Jr.       Principal Financial      September 15,
-------------------------------------   and Accounting               1995
           (RUSSELL V. CORSINI, JR.)    Officer

                         INDEPENDENT AUDITORS' REPORT

New England Business Service, Inc.

  We have audited the consolidated balance sheets of New England Business Service, Inc. and its subsidiaries as of June 30, 1995, and June 24, 1994, and the related statements of consolidated income, consolidated stockholders' equity and consolidated cash flows for each of the three years in the period ended June 30, 1995, and have issued our report thereon dated July 28, 1995; such financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of New England Business Service, Inc. and its subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
July 28, 1995

                                                                     SCHEDULE II

              NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                (000'S OMITTED)

                                          ADDITIONS
                                    ----------------------
                         BALANCE AT             CHARGED     DEDUCTIONS  BALANCE AT
                         BEGINNING   CHARGED    TO OTHER       FROM       END OF
                           PERIOD   TO INCOME ACCOUNTS (1) RESERVES (2)   PERIOD
                         ---------- --------- ------------ ------------ ----------
Reserves deducted from
 assets to which they
 apply:
 For doubtful accounts
  receivable:
  Year ended June 25,
   1993.................   $3,136    $2,815      $  30        $3,037      $2,944
  Year ended June 24,
   1994.................    2,944     2,799          0         2,731       3,012
  Year ended June 30,
   1995.................    3,012     3,177          0         2,885       3,304
 For sales returns and
  allowances:
  Year ended June 25,
   1993.................      593       779        --            593         779
  Year ended June 24,
   1994.................      779     1,078        --            779       1,078
  Year ended June 30,
   1995.................    1,078       990        --          1,078         990

--------
(1) Recovery of accounts previously written off.
(2) Accounts written off.