Form 10-Q
period 1995-09-30
NEW ENGLAND BUSINESS SERVICE INC
filed 1995-11-14
CIK 205700

UNITED STATES
		                  SECURITIES AND EXCHANGE COMMISSION
                     			  WASHINGTON, D.C. 20549

                           				 FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       	SECURITIES EXCHANGE ACT OF 1934

	       For the quarterly period ended September 30, 1995.

				                               OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the transition period from  ________  to  ________

	               	      Commission file number 1-11427

		                    NEW ENGLAND BUSINESS SERVICE, INC.
		                    ----------------------------------
    	    (Exact name of the registrant as specified in its charter)

   	      Delaware                                04-2942374
	         --------                                ----------
	   (State or other jurisdiction of          (I. R. S. Employer
	    incorporation or organization)           Identification No.)

                     			      500 Main Street
		                     Groton, Massachusetts, 01471
		                     ----------------------------
	              	(Address of principal executive offices)
			                            (Zip Code)

                      			     (508) 448-6111
			                           --------------
	          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     			  Yes     X       No
	                     			        ---            ---

The number of common shares of the Registrant outstanding on September 30, 1995 was 14,888,777.

                 		       NEW ENGLAND BUSINESS SERVICE, INC.
			                          CONSOLIDATED BALANCE SHEET
		                       (In Thousands Except Share Data)

                                          						Sept. 30,       June 30,
			                                          			  1995            1995
					                                         	---------       ---------
ASSETS
Current Assets
  Cash and cash equivalents                    $   6,253       $  11,604
  Short term investments                          19,598          11,360
  Accounts receivable                             31,051          29,332
  Inventories                                     10,480           9,880
  Direct mail advertising                          3,759           2,939
  Prepaid expenses                                 1,941           2,716
  Deferred income tax benefit                     10,764           9,678
                                          						--------       ---------
       	 Total current assets                     83,846          77,509

Property and Equipment
  Land and buildings                              29,555          35,796
  Less: accumulated depreciation                  16,464          18,833
                                          						--------       ---------
   Net                                            13,091          16,963

  Equipment                                       74,326          70,890
  Less:  accumulated depreciation                 55,468          51,818
                                          						--------       ---------
   Net                                            18,858          19,072

   Property and equipment - net                   31,949          36,035

Property Held for Sale                             4,513           2,587

Other Assets - net                                 4,570           8,415
                                          						--------        --------
TOTAL ASSETS                                    $124,878        $124,546
                                          						========        ========

               		       NEW ENGLAND BUSINESS SERVICE, INC.
		                   CONSOLIDATED BALANCE SHEET (Continued)
		                      (In Thousands Except Share Data)

                                          						Sept. 30,       June 30,
				                                          		  1995            1995
				                                          		---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                              $  8,633        $  7,158
  Federal and state income taxes                   3,277           2,506
  Accrued profit-sharing distribution              1,617           2,408
  Accrued payroll expense                          4,388           5,731
  Accrued employee benefit expense                 6,344           6,005
  Accrued exit costs/restructuring charge          3,821           2,020
  Other accrued expenses                           6,257           6,341
                                          						--------        --------
	       Total current liabilities                 34,337          32,169

   Deferred Income Taxes                             464             854

STOCKHOLDERS' EQUITY
  Preferred stock
  Common stock                                    15,788          15,770
  Additional paid in capital                      12,759          12,450
  Cumulative foreign currency translation
    adjustment                                 (   1,292)     (    1,683)
  Retained earnings                               79,979          82,412
                                          						--------       ---------
	 Total                                          107,234         108,949

  Less: treasury stock                         (  17,157)     (   17,426)
                                          						--------       ---------
  Stockholders' Equity                            90,077          91,523
                                          						--------       ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $124,878        $124,546
                                          						========        ========

              		See Notes to Consolidated Financial Statements

               		       NEW ENGLAND BUSINESS SERVICE, INC.
		                      CONSOLIDATED STATEMENTS OF INCOME
              		      (In Thousands Except Per Share Data)

                                     				     		  Three Months Ended
                                         						------------------------
	                                         			 		Sept. 30,      Sept. 23,
						                                            1995            1994
			                                          			---------      ---------

NET SALES                                       $ 63,788        $ 62,079

OPERATING EXPENSES:
 Cost of sales                                    23,384          22,041
 Selling and advertising                          23,022          20,772
 General and administrative                       12,128          11,349
 Exit costs                                        3,034               0
                                          						--------        --------
    Total operating expenses                      61,568          54,162
				                                          		--------        --------
INCOME FROM OPERATIONS                             2,220           7,917

OTHER INCOME/(EXPENSE):
 Investment income                                   301             322
                                          						--------        --------

INCOME BEFORE INCOME TAXES                         2,521           8,239

PROVISION FOR INCOME TAXES:
 Federal                                             684           2,740
 State                                               294             780
                                          						--------        --------
    Total                                            978           3,520
			                                          			--------        --------
NET INCOME BEFORE LOSS ON
 EQUITY METHOD INVESTMENT                          1,543           4,719

Loss on equity method investment, net of
  income tax benefit of $653 in 1995           (   1,002)      (      86)
                                          						--------        --------
NET INCOME                                      $    541        $  4,633
		                                          				========        ========

PER SHARE AMOUNTS:

  Net Income                                    $   . 04        $    .30
                                          						========        ========

  Dividends                                     $    .20        $    .20
                                          						========        ========

WEIGHTED AVERAGE SHARES OUTSTANDING               14,871          15,481
                                          						========        ========


             		See Notes to Consolidated Financial Statements

                		       NEW ENGLAND BUSINESS SERVICE, INC.
		                     CONSOLIDATED STATEMENTS OF CASH FLOWS
	                              			(In Thousands)

                                            						  Three Months Ended
 	                                          				------------------------
                                           						Sept. 30,      Sept. 23,
						                                             1995            1994
					                                          	---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $    541        $  4,633
Adjustments to reconcile net income to cash:
  Depreciation and amortization                    6,891           2,695
  Deferred  income taxes                       (     639)      (   1,910)
  Other non-cash items                             4,589             839
Changes in assets and liabilities:
  Accounts receivable                          (   2,343)      (   2,066)
  Inventories and advertising material         (   1,371)      (   1,621)
  Prepaid expenses                                   655       (     643)
  Accounts payable                                 1,457           1,605
  Income taxes payable                         (      63)          1,010
  Other accrued expenses                       (   2,351)      (   2,286)
                                          						--------        --------
Net cash provided by operating activities          7,366           2,256
                                          						--------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment          (   2,402)      (   3,170)
  Purchase of investments                      (  14,612)      (   1,008)
  Proceeds from sale of investments                6,484           7,402
  Other assets                                 (      56)              0
  Equity method investment                             0       (   1,800)
                                          						--------        --------
Net cash provided by (used in) investing
  activities                                   (  10,586)          1,424
                                          						--------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of debt                                    14       (     23)
   Proceeds from issuing common stock                327             201
   Issuance (purchase) of treasury stock             269             188
   Dividends paid                              (   2,974)       (  3,094)
                                          						--------        --------
Net cash (used in) financing activities        (   2,364)       (  2,728)
                                          						--------        --------

EFFECT OF EXCHANGE RATE ON CASH                     233              234
                                          						--------        --------

             	  	       NEW ENGLAND BUSINESS SERVICE, INC.
	             	CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
			                            	(In Thousands)

                                        						      Three Months Ended
                                          						------------------------
			                                           			Sept. 30,      Sept. 23,
						                                             1995            1994
					                                          	---------      ---------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                    (    5,351)         1,186

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                          11,604          3,456
                                          						 --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   6,253       $  4,642
                                          						=========       ========


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


2.      Accounting Policies
       	-------------------

	       The consolidated financial statements included herein should be read
	       in conjunction with the financial statements and notes thereto, and
       	the Report of Independent Public Accountants incorporated by reference
	       in the Company's Annual Report on Form 10-K for the fiscal year ended
       	June 30, 1995 from the Company's 1995 Annual Report to Shareholders.

       	Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal
	       year ended June 30, 1995 from the Company's 1995 Annual Report to Shareholders. The Company has consistently followed those policies
       	in preparing this report.


3.      Inventories
       	-----------

       	Inventories are carried at the lower of first-in, first-out cost or market. Inventories at September 30, 1995 and June 30, 1995 consisted of:

                                   						     Sept. 30,        June 30,
						                                          	1995            1995
						                                       -----------     -----------
	Raw paper                                   $ 1,263,000     $ 1,130,000
	Business forms and related office products    9,217,000       8,750,000
						                                       -----------     -----------
	    Total                                   $10,480,000     $ 9,880,000
                                   						    ===========     ===========

4.      Equity Method Investment
       	------------------------

       	During the first quarter of fiscal year 1996, the Company revalued
       	its 19 percent equity interest in GST Software, plc (GST).  This was
	       impacted by the continued operational losses of GST and a strategic
	       decision by the Company.  Accordingly, the Company's investment in GST
	       has been written down to $0 as of September 30, 1995.  This $1,002,000
	       loss, net of the related income tax benefit of $653,000 has been
	       included in the consolidated statements of income as loss on equity
	       method investment.


5.      Exit Costs
       	----------

       	During the first quarter of fiscal year 1996, the Company implemented
	       a plan to restructure operations,  including the closure of the
	       Company's Flagstaff , Arizona manufacturing facility.  The objectives
	       of this program are to improve manufacturing efficiency, to outsource
       	select corporate functions and to reduce fixed costs.  The accompanying
       	consolidated statements of income include a $3,034,000 pretax charge for exit costs associated with this restructuring plan recognized in the first quarter ended September 30, 1995.  The charge for exit costs
	       reduced first quarter net income by $1,839,000 or $.12 per share.

       	The $3,034,000 pretax charge for exit costs consisted of anticipated
       	costs related to the closure of the Flagstaff facility of $1,214,000
	       and termination benefits of $1,820,000.  Approximately 110 employees
	       will be terminated as a result of the restructuring plan.  The Company
       	also expects to incur an additional $3,575,000 of operating expense
	       during the remainder of fiscal year 1996 associated with the plan to
       	restructure operations.

       	As of September 30, 1995, approximately $48,000 has been expended
	       related to termination benefits.  The restructuring plan is expected to
       	be substantially complete by the end of fiscal year 1996.


6.      Other Charges
       	-------------

       	During the first quarter of fiscal year 1996, the Company revalued
	       certain software-related assets resulting in a first quarter charge of
       	approximately $3,683,000.  Due to an impairment of their future
	       realizable value resulting from changes in the competitive environment
	       and strategic decisions on the part of the Company, it was determined
	       that these assets should be revalued.  As such, amounts of $646,000,
	       $2,030,000, and $1,007,000 were included in cost of sales, selling and
	       advertising, and general and administrative expense, respectively at
	       September 30, 1995.  An additional $990,000 is anticipated to be charged to cost of sales during the duration of fiscal year 1996 as a result of the revaluation.

                		    MANAGEMENT DISCUSSION AND ANALYSIS

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities was $7.4 million in 1995, representing an increase from the $2.3 provided in 1994. The increase was due primarily to the non-cash expense related to the revaluation of certain software-related assets, the current quarter's exit cost charge and changes in the balances of non-cash assets and liabilities.

Working capital at September 30, 1995 amounted to $49.5 million, including $25.9 million of cash and short term investments. This compares to working capital of $55.4 million and cash and short term investment balances of $35.9 million at the same time last year. At the end of the fiscal year working capital was $45.3 million and cash and short term investments were $23.0 million. The increase in working capital from year end was due primarily to increased receivable and inventory balances.

Capital expenditures of $2.4 million were lower than the $3.1 million expended in 1994 were lower due to general cost reduction activities. The Company had no significant commitments for capital projects at quarter end. The Company anticipates that capital outlays will continue at the first quarter pace throughout fiscal year 1996. These outlays are occurring in order to upgrade existing systems increase capacity and meet the needs of strategic initiatives throughout the Company.

In addition to its present cash and investment balances, the Company has consistently generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. However, should the Company need additional funds, it has an unsecured line of credit with a major bank for $10.0 million. At present, there are no outstanding balances against this line.

Results of Operations
---------------------

Net sales increased to $63.8 million from $62.1 million in 1994 or 2.8%. This sales increase was composed of price increases of approximately 2.5% or $1.5 million and unit volume growth of .3% or $.2 million. The marketing communication product lines and software product lines accounted for approximately 95% of the growth.

Cost of sales increased from 35.5% of sales in 1994 to 36.7% in 1995. This increase was due primarily to costs resulting from the revaluation of certain software-related assets and investments in color printing technology. See
Note 6 in the Notes to Consolidated Financial Statements.

Selling and advertising expenses increased as a percentage of sales from 33.5% in 1994 to 36.1% in 1995 due to the ongoing investment in the Company's new product and channel development initiatives as well as costs resulting from the revaluation of certain software-related assets. See Note 6 in the Notes to Consolidated Financial Statements.

General and administrative expenses increased as a percentage of sales from 18.3% in 1994 to 19.0% in 1995 due primarily to the ongoing investment in the Company's new product and channel development initiatives.

During fiscal 1994, the Company recorded a $5.5 million pretax charge related to a restructuring program. As of September 30, 1995 approximately $.2 million is remaining in the reserve; these amounts will be expended pursuant to severance and other agreements.

During the third quarter of fiscal 1995, the Company recorded a $2.0 million pretax charge related to exit costs associated with the closure of the Company's Wisconsin based SYCOM subsidiary. As of September 30, 1995 approximately $.8 million is remaining in the reserve, of which approximately $.4 million will be expended pursuant to severance agreements and $.4 related to facility closure costs and equipment writeoffs over the remainder of fiscal 1996.

During the first quarter of fiscal 1996, the Company recorded a $3.0 million pretax charge, or $.12 per share, related to exit costs associated with a plan to restructure operations including the closure of the Company's Flagstaff , Arizona manufacturing facility. The objectives of this program are to improve manufacturing efficiency, to outsource select corporate functions and to reduce fixed costs. The $3.0 million pretax charge consisted of (i) approximately $1.8 million of anticipated cash payments related to postemployment benefits in conjunction with the termination of approximately 110 employees, and (ii) approximately $1.2 million related to the anticipated non-cash outflows associated with closure of the Flagstaff facility. The Company also expects to incur an additional $3.6 million of operating expense during the remainder of fiscal year 1996 associated with the plan to restructure operations. The restructuring program is expected to be completed over the remainder of fiscal 1996.

Investment income decreased from 1994 to 1995 due to lower investable balances.

The provision for income taxes as a percentage of pre-tax income decreased from 1994 to 1995 due to a decrease in the proportion of taxable income resulting from the exit cost charge taken in the first quarter of fiscal 1996 in relation to non-taxable permanent differences.

The loss on investment resulted from the Company's revaluation of its investment in GST Software, plc. See Note 4 in the Notes to Consolidated Financial Statements.

               		      PART II - OTHER INFORMATION
		                     ---------------------------

Item 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS


	a.  The Annual Meeting of  Stockholders was held on October 27,
	    1995.

	b.  Not applicable.

	c. The stockholders fixed the number of Directors to be elected at eight and elected the following as Directors:

                     					      For       Against       No Vote
					                           ---       -------       -------
		Peter A. Brooke            12,205,974    28,326      2,645,649
		Benjamin H. Lacy           12,086,661   147,639      2,645,649
		William C. Lowe            12,151,696    82,604      2,645,649
		Robert J. Murray           12,205,183    29,117      2,645,649
		Frank L. Randall, Jr.      12,202,474    31,826      2,645,649
		Jay R. Rhoads, Jr.         12,152,719    81,581      2,645,649
		Richard H. Rhoads          12,155,814    78,486      2,645,649
		Brian E. Stern             12,200,719    33,581      2,645,649


	    To ratify the selection of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending June 30, 1996:

      		     For        Against         Abstain        No Vote
		           ---        -------         -------        -------
 		      12,203,844     10,690          19,766        2,645,949


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

	a.  Exhibits

	    Exhibit No.     Description
	    -----------     -----------

	       (11)         Statement re computation of per share earnings.
	       (27)         Article 5 Financial Data Schedule



	b.  Reports on Form 8-K

	    On September 26, 1995 the Company filed a Form 8-K under Item 5 to report a cost reduction program and first quarter charge to be taken by the Company.

                           				  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   					NEW ENGLAND BUSINESS SERVICE, INC.
                                   					----------------------------------
						                                           (Registrant)


November 14, 1995                       /s/Russell V. Corsini, Jr.
-----------------                       --------------------------
Date                                       Russell V. Corsini, Jr.,
					                                      Principal Financial and Accounting
					                                      Officer