Form 10-Q
period 1995-12-31
NEW ENGLAND BUSINESS SERVICE INC
filed 1996-02-08
CIK 205700

UNITED STATES
		                   SECURITIES AND EXCHANGE COMMISSION
			                       WASHINGTON, D.C.  20549

				                              FORM 10-Q


	    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           		SECURITIES EXCHANGE ACT OF 1934

		           For the quarterly period ended December 31, 1995.

                             				      OR

    	[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
	            SECURITIES EXCHANGE ACT OF 1934

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

                     			      Yes     X       No
				                                 ---          ---

The number of common shares of the Registrant outstanding on December 31, 1995 was 14,909,676.

               		       NEW ENGLAND BUSINESS SERVICE, INC.
			                        CONSOLIDATED BALANCE SHEET
		                      (In Thousands Except Share Data)


                                   					     Dec. 31,         June 30,
					                                          1995             1995
					                                        --------         --------
ASSETS
Current Assets
   Cash and cash equivalents                 $ 10,790         $ 11,604
   Short term investments                      16,091           11,360
   Accounts receivable                         32,920           29,332
   Inventories                                 10,872            9,880
   Direct mail advertising                      2,260            2,939
   Prepaid expenses                             2,356            2,716
   Deferred income tax benefit                 11,324            9,678
                                   					     --------         --------
       	  Total current assets                 86,613           77,509

Property and Equipment
   Land and buildings                          29,589           35,796
   Less: accumulated depreciation              16,745           18,833
                                   					     --------         --------
    Net                                        12,844           16,963

   Equipment                                   73,676           70,890
   Less:  accumulated depreciation             55,536           51,818
                                   					     --------         --------
    Net                                        18,140           19,072

    Property and equipment - net               30,984           36,035

Property Held for Sale                          4,422            2,587

Other Assets - net                              4,491            8,415
                                   					     --------         --------
TOTAL ASSETS                                 $126,510         $124,546
                                   					     ========         ========

                 	     NEW ENGLAND BUSINESS SERVICE, INC.
		                   CONSOLIDATED BALANCE SHEET (Continued)
		                     (In Thousands Except Share Data)


                                              Dec. 31,        June 30,
                                               	1995            1995
                                              --------        --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                           $  7,469        $  7,158
   Federal and state income taxes                2,142           2,506
   Accrued profit-sharing distribution           2,019           2,408
   Accrued payroll expense                	      4,290           5,731
   Accrued employee benefit expense              7,222           6,005
   Accrued exit costs/restructuring charge	      4,935           2,020
   Other accrued expenses                	       6,971           6,341
                                               -------         -------
	        Total current liabilities         	    35,048          32,169

  Deferred Income Taxes                            474             854

STOCKHOLDERS' EQUITY
   Preferred stock
   Common stock                                 15,796          15,770
   Additional paid in capital                   12,921          12,450
   Cumulative foreign currency translation
     adjustment                              (   1,734)      (   1,683)
   Retained earnings                            80,911          82,412
                                              --------        --------
	          Total                               107,894         108,949
   Less: treasury stock                      (  16,906)      (  17,426)
                                              --------        --------
   Stockholders' Equity                         90,988          91,523
                                              --------        --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $126,510        $124,546
                                              ========        ========



               See Notes to Consolidated Financial Statements

                        NEW ENGLAND BUSINESS SERVICE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                       (In Thousands Except Per Share Data)

                               	  Three Months Ended        Six Months Ended
                                  ------------------        ----------------
				                            		Dec. 31,  Dec. 23,      Dec. 31,    Dec. 23,
                                	   1995      1994          1995        1994
                                  --------  --------      ---------  ---------

NET SALES                         $ 67,158  $ 69,479      $ 130,946  $ 131,558

OPERATING EXPENSES:
  Cost of sales                     24,001    24,490         47,386     46,531
  Selling and advertising           23,794    22,901         46,816     43,673
  General and administrative        12,982    13,227         25,762     24,577
  Exit costs                            10         0          3,044          0
                                   -------   -------       --------   --------
    	Total operating expenses       60,787    60,618        123,008    114,781

INCOME FROM OPERATIONS               6,371     8,861          7,938     16,777

OTHER INCOME/(EXPENSE):
  Investment income                    241       341            542        664
                                   -------   -------       --------   --------
INCOME BEFORE INCOME TAXES           6,612     9,202          8,480     17,441

PROVISION FOR INCOME TAXES:
  Federal                            1,998     2,968          2,058      5,708
  State                                702       885            967      1,665
                                   -------   -------       --------   --------
    Total                            2,700     3,853          3,025      7,373
                                   -------   -------       --------   --------

NET INCOME BEFORE LOSS ON
  EQUITY METHOD INVESTMENT           3,912     5,349          5,455     10,068

Loss on equity method investment,
  net of income tax benefit of
  $653 in 1995                           0   (    90)      (  1,002)  (    176)
                                   -------   -------       --------   --------
NET INCOME                         $ 3,912   $ 5,259       $  4,453   $  9,892
                                   =======   =======       ========   ========

PER SHARE AMOUNTS:
  Net Income                       $   .26   $  . 34       $    .30   $    .64
                                   =======   =======       ========   ========

  Dividends                        $   .20   $   .20       $    .40   $    .40
                                   =======   =======       ========   ========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                       14,899    15,415         14,885     15,442
                                   =======   =======       ========   ========

                    See Notes to Consolidated Financial Statements

                          NEW ENGLAND BUSINESS SERVICE, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Thousands)

                                           			     Six Months Ended
                                                ----------------------
	                                               Dec. 31,      Dec. 23,
                                              		  1995          1994
                                                --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $  4,453      $  9,892
Adjustments to reconcile net income to cash:
  Depreciation and amortization                    9,778         6,038
  Deferred income taxes                        (   2,022)    (   1,896)
  Other non-cash items                             6,518         1,754
Changes in assets and liabilities:
  Accounts receivable                          (   5,017)    (   6,395)
  Inventories and advertising material         (     330)    (     621)
  Prepaid expenses                                   219     (     572)
  Accounts payable                              	    310         1,342
  Income taxes payable                     	   (     364)    (   2,902)
  Other accrued expenses                       (     517)    (     408)
                                                --------      --------
Net cash provided by operating activities         13,028         6,232
                                                --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment          (   4,339)    (   5,996)
  Purchase of investments                      (  18,195)    (  14,956)
  Proceeds from sale of investments           	   13,449        27,087
  Other assets                                         0     (     437)
  Investment in unconsolidated subsidiary             	0     (   1,800)
                                                --------      --------
Net cash provided by (used in) investing
  activities                                   (   9,085)        3,898
                                                --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (payment) of debt                           9     (      36)
  Proceeds from issuing common stock                 495           382
  Issuance (purchase) of treasury stock         	    520     (   4,432)
  Dividends paid                               (   5,954)    (   6,182)
                                                --------      --------
Net cash (used in) financing activities        (   4,930)    (  10,268)

EFFECT OF EXCHANGE RATE ON CASH                      173           141
                                                --------      --------

                      NEW ENGLAND BUSINESS SERVICE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (In Thousands)

                                            			    Six Months Ended
                                                 ---------------------
								                                         Dec. 31,     Dec. 23,
                                           				    1995         1994
                                                 --------     --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                              (     814)           3

CASH AND CASH EQUIVALENTS AT BEGINNING
OF YEAR                                            11,604        3,456
                                                  -------		   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $10,790     $  3,459
                                                  =======     ========


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


3.  Inventories
    -----------

    Inventories are carried at the lower of first-in, first-out cost or market. Inventories at December 31, 1995 and June 30, 1995 consisted of:

                                      	             Dec. 31,        June 30,
                                                  	   1995           1995
                                                  ------------    -----------
     Raw paper                                    $    656,000     $ 1,130,000
     Business forms and related office products     10,216,000       8,750,000
                                                  ------------     -----------
	      Total                                      $ 10,872,000     $ 9,880,000
                                                  ============     ===========

4.  Equity Method Investment
    ------------------------

    During the first quarter of fiscal year 1996, the Company revalued its 19 percent equity interest in GST Software, plc (GST). The decision to revalue the equity interest was influenced by the continued operational losses of GST and a change in the Company's software product strategy. Accordingly, the Company's investment in GST was written down to $0 as of September 30, 1995. The revaluation resulted in a $1,002,000 loss, net of the related income tax benefit of $653,000, and was included in the consolidated statements of income as loss on equity method investment. Subsequent to December 31, 1995, the Company sold its 19 percent equity interest in GST.


5.  Exit Costs
    ----------

    During the first quarter of fiscal year 1996, the Company implemented a program to restructure operations, including a plan to close the Company's Flagstaff, Arizona manufacturing facility. The program's objectives are to improve manufacturing efficiency, to outsource select corporate functions and to reduce fixed costs. The accompanying consolidated statements of income include a $3,034,000 pretax charge recognized in the first quarter ended September 30, 1995 for exit costs associated with the program. The charge for exit costs reduced first quarter net income by $1,839,000 or $.12 per share.

    The $3,034,000 pretax charge for exit costs consisted of anticipated costs of $1,214,000 related to the facility closure of the and related termination benefits of $1,820,000. Approximately 110 employees will be terminated as a result of the restructuring program. The Company also expects to incur an additional $2,110,000 of operating expense during the remainder of fiscal year 1996 associated with the program.

    As of December 31, 1995, approximately $288,000 has been expended for termination benefits. The restructuring program is expected to be substantially complete by the end of fiscal year 1996.


6.  Other Charges
    -------------

    During the first quarter of fiscal year 1996, the Company revalued certain software-related assets resulting in a first quarter charge of approximately $3,683,000 and an additional second quarter charge of $316,000. The revaluation of the software-related assets followed an impairment of their future realizable value resulting from changes in the competitive environment and a change in the Company's software product strategy. As a result of the revaluation, $316,000 was included in cost of sales for the current quarter, and the amounts of $962,000, $2,030,000, and $1,007,000 were included in cost of sales, selling and advertising, and general and administrative expense, respectively, on a year to date basis. In addition, $632,000 is expected to be charged to cost of sales over the remainder of fiscal year 1996 as an on-going impact of the revaluation.

             	       MANAGEMENT DISCUSSION AND ANALYSIS

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities for the six months ended December 31, 1995 was $13.0 million and represented an increase from the $6.2 million provided in the same period last year. The increase was due primarily to the non-cash expense related to the revaluation of certain software-related assets, the current year's exit cost charge and changes in the balances of non-cash assets and liabilities.

Working capital at December 31, 1995 amounted to $51.6 million including $26.9 million of cash and short term investments. This amount compares to working capital of $52.9 million and cash and short term investment balance of $28.9 million at the same time last year. At the beginning of this fiscal year, working capital amounted to $45.3 million and cash and short term investments were $23.0 million. The increase in working capital from year end was due primarily to increased receivable and cash and short term investment balances.

Capital expenditures for the six months amounted to $4.3 million and were lower than the $6.0 million expended in 1994. The Company had commitments for capital projects at quarter end of approximately $2.9 million. The Company anticipates that capital outlays will continue at the first half pace throughout fiscal year 1996. These outlays are associated with efforts to upgrade existing systems, to increase capacity and address strategic initiatives throughout the Company.

In addition to its present cash and investment balances, the Company has consistently generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. However, should the Company need additional funds, it has an unsecured line of credit with a major bank for $10.0 million. At present, there are no outstanding borrowings against this line.

Results of Operations
---------------------

In the quarter ended December 31, 1995, net sales decreased 3.3% to $67.2 million from $69.5 million; a decrease of $2.3 million over the same period last year. This sales decrease was composed of volume decline of 8.6% or $6.0 million offset by price increases of approximately 5.3% or $3.7 million.

On a year to date basis, net sales decreased 0.5% to $130.9 million from $131.6 million. This decrease was the result of a volume decline of 4.4% or $5.8 million offset by price increases of 3.9% or $5.1 million. For both the quarter and year to date the primary source of the decline occurred in the Company's business forms lines. The Company's priority for the remainder of the fiscal year is to counter the decline in the business forms product lines through increased spending for mail order customer acquisition and retention programs. In addition, the Company has initiated a process to divest ownership of the One-Write Plus software line in order to expand the Company's opportunity to market a full range of third-party software and compatible forms. Although the Company believes these initiatives will have a positive impact on revenue trends, the Company's ability to completely reverse the decline over the remainder of the fiscal year is limited.

For the quarter, cost of sales increased to 35.7% of sales from 35.2% last year and to 36.2% from 35.4% on a year to date basis. This increase was due primarily to one-time costs resulting from the revaluation of certain software-related assets and investments in color printing technology. See
Note 6 in the Notes to Consolidated Financial Statements.

Selling and advertising expenses increased as a percentage of sales from 33.0% to 35.4% in the quarter. On a year to date basis, selling and advertising expenses increased from 33.2% to 35.8% of sales. For the quarter, this increase was due primarily to an operating charge related to the ongoing restructuring program. For the year this increase was due primarily to the aforementioned charge as well as to one-time costs resulting
from the revaluation of certain software-related assets.   See Note 6 in the
Notes to Consolidated Financial Statements.

General and administrative expenses increased to 19.3% of sales from 19.0% for the quarter and to 19.7% from 18.7% year to date. For the quarter, this increase was due primarily to an operating charge related to the ongoing restructuring program. For the year, this increase was due primarily to the aforementioned charge as well as to costs resulting from the revaluation of
certain software-related assets.   See Note 6 in the Notes to Consolidated
Financial Statements.

During fiscal 1994, the Company recorded a $5.5 million pretax charge related to a restructuring program. As of December 31, 1995, approximately $.1 million is remaining in the reserve; these amounts will be expended pursuant to severance and other agreements.

During the third quarter of fiscal 1995, the Company recorded a $2.0 million pretax charge related to exit costs associated with the closure of the Company's Wisconsin based SYCOM subsidiary. As of December 31, 1995 approximately $.6 million is remaining in the reserve, of which approximately $.3 million will be expended pursuant to severance agreements and $.3 million related to facility closure costs and equipment write-offs over the remainder of fiscal 1996.

During the first quarter of fiscal 1996, the Company recorded a $3.0 million pretax charge, or $.12 per share, related to exit costs associated with a plan to restructure operations including the closure of the Company's Flagstaff, Arizona manufacturing facility. The objectives of this program are to improve manufacturing efficiency, to outsource select corporate functions and to reduce fixed costs. The $3.0 million pretax charge consisted of (i) approximately $1.8 million of anticipated cash payments related to postemployment benefits in conjunction with the termination of approximately 110 employees of which approximately $1.5 million remains at December 31, 1995, and (ii) approximately $1.2 million related to the anticipated non-cash outflows associated with closure of the Flagstaff facility, all of which remains at December 31, 1995. The Company also expects to incur an additional $2.1 million of operating expense during the remainder of fiscal year 1996 associated with the plan to restructure operations. The restructuring program is expected to be completed over the remainder of fiscal 1996.

Investment income decreased from 1995 to 1994 due to lower balances available for investment as well as lower investment returns due to decreased interest rates.

The provision for income taxes as a percentage of pretax income decreased from 1994 to 1995 due to a decrease in the proportion of taxable income resulting from the exit cost charge taken in the first quarter of fiscal 1996 in relation to non-taxable permanent differences.

The loss on investment resulted from the Company's revaluation of its investment in GST Software, plc. See Note 4 in the Notes to Consolidated Financial Statements.

                 		        PART II - OTHER INFORMATION
		                         ---------------------------


Item 1.  LEGAL PROCEEDINGS

	        To the Company's knowledge, no material legal proceedings are pending on the date hereof to which the Company is a party or to which any property of the Company is subject.

Item 2.  CHANGES IN SECURITIES

       	 Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

       	 Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	        Not applicable.

Item 5.  OTHER INFORMATION

         Not applicable.

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

              (3)(c)            Certificate of Designations, Preferences and
	                            			Rights of Series A Participating Preferred
			                            	Stock of the Company, dated October

		                            		27, 1989.  (Incorporated by reference to the
                            				Company's Annual Report on Form 10-K for the
                            				fiscal year ended June 30, 1995, filed
                            				September 15, 1995.)

	             (3)(d)            By-Laws of the Registrant, as amended.

	             (4)(a)            Specimen stock certificate for shares of
				                            Common Stock, par value $1.00 per share.
                            				(Incorporated by reference to the Company's
                            				Annual Report on Form 10-K for the fiscal
                            				year ended June 30, 1995, filed September
                            				15, 1995.)

	             (4)(b)            Amended and Restated Rights Agreement, dated
                            				October 27, 1989 as amended as of October 20,
                            				1994 (the "Rights Agreement"), between New
                            				England Business Service, Inc. and The First
                            				National Bank of Boston, National Association,
                            				as rights agent, including as Exhibit B the
                            				forms of Rights Certificate Election to Exercise
                            				(Incorporated by reference to Exhibit 4 of the
				                            Company's current report on Form 8-K dated
                            				October 25, 1994.)

       	      (10)(a)           Separation Agreement dated December 14, 1995
			                            	between the Company and William C. Lowe.

	              (11)             Statement re computation of per share earnings.

	              (15)             Not applicable.

	              (18)             Not applicable.

       	       (19)             Not applicable.

	              (22)             Not applicable.

	              (23)             Not applicable.

       	       (24)             Not applicable.

	              (27)             Article 5 Financial Data Schedule.


          b. Reports on Form 8-K.

	            No reports on Form 8-K were filed during the Company's second quarter.

                             			   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  					NEW ENGLAND BUSINESS SERVICE, INC.
					                                  ----------------------------------
						                                          (Registrant)


February 8, 1996                       /s/Russell V. Corsini, Jr.
----------------                       --------------------------
Date                                   Russell V. Corsini, Jr.
				                                   Principal Financial and Accounting
				                                   Officer