Form 10-Q
period 1996-03-30
NEW ENGLAND BUSINESS SERVICE INC
filed 1996-05-13
CIK 205700

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q

[X]    	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       	SECURITIES EXCHANGE ACT OF 1934

       	For the quarterly period ended March 30, 1996.

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

                        				Yes     X       No
                                  -----         -----

The number of common shares of the Registrant outstanding on March 30, 1996 was 14,963,059.

                        NEW ENGLAND BUSINESS SERVICE, INC.
                           CONSOLIDATED BALANCE SHEET
                        (In Thousands Except Share Data)

                                   									Unaudited
                                             Mar. 30,           June 30,
                                               1996               1995
                                             --------           --------
ASSETS
Current Assets
   Cash and cash equivalents	                $ 17,528           $ 11,604
   Short term investments	                     17,170             11,360
   Accounts receivable                   	     32,206             29,332
   Inventories                                  9,250              9,880
   Direct mail advertising                      3,652              2,939
   Prepaid expenses                             1,137              2,716
   Deferred income tax benefit                 11,392              9,678
                                             --------           --------
          Total current assets           	     92,335             77,509

Property and Equipment
   Land and buildings	                         29,605             35,796
   Less: accumulated depreciation              16,769             18,833
                                             --------           --------
      Net                               	      12,836             16,963

   Equipment                                   70,232             70,890
   Less:  accumulated depreciation             53,719             51,818
                                             --------           --------
      Net                                      16,513             19,072

   Property and equipment - net	               29,349             36,035

Property Held for Sale                           	639              2,587

Other Assets - net	                               748              8,415
                                             --------           --------
TOTAL ASSETS                                 $123,071           $124,546
                                             ========           ========

                      NEW ENGLAND BUSINESS SERVICE, INC.
                    CONSOLIDATED BALANCE SHEET (Continued)
                      (In Thousands Except Share Data)

                                   								Unaudited
                                            Mar. 30,           June 30,
                                             1996                1995
                                            --------          ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                        	  $  8,231          $   7,158
  Federal and state income taxes                  943	             2,506
  Accrued profit-sharing distribution           1,935              2,408
  Accrued payroll expense                       4,345              5,731
  Accrued employee benefit expense              6,653              6,005
  Accrued exit costs/restructuring charge       2,774              2,020
  Other accrued expenses                        5,256              6,341
                                              -------           --------
      Total current liabilities   	            30,137             32,169

  Deferred Income Taxes                           227                854

STOCKHOLDERS' EQUITY
  Preferred stock
  Common stock                                 15,834             15,770
  Additional paid in capital                   13,454             12,450
  Cumulative foreign currency translation
     adjustment                           (     1,600)       (     1,683)
  Retained earnings                            81,629             82,412
                                             --------           --------
           Total              	               109,317            108,949

  Less: treasury stock                  	 (    16,610)       (    17,426)
                                             --------           --------
  Stockholders' Equity        	                92,707             91,523
                                             --------           --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   	 $123,071           $124,546
                                             ========           ========

           See Notes to Unaudited Consolidated Financial Statements

                      NEW ENGLAND BUSINESS SERVICE, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Data)

                                              	   	Unaudited
                                                   ---------
                                 	  Three Months Ended	   Nine Months Ended
                                   	 Mar.30,  Mar. 31,    Mar. 30,   Mar. 31,
                                      1996      1995    	   1996  	    1995
                                    --------  --------   ---------  ---------
NET SALES                          	$ 63,100  $ 68,832   $ 194,046  $ 200,390

OPERATING EXPENSES:
  Cost of sales	                      24,988    24,620      72,375     71,151
  Selling and advertising            	23,064    25,236      69,879     68,909
  General and administrative          10,077    12,939      35,839     37,516
  Exit costs                     	         0     1,964       3,044      1,964
                                     -------   -------    --------   --------
     Total operating expenses         58,129    64,759     181,137    179,540

INCOME FROM OPERATIONS	                4,971     4,073      12,909     20,850

OTHER INCOME/(EXPENSE):
  Investment income                      333      	314        	875        978
  Gain on sale of product line	          435         0         435          0
                                     -------    ------    --------    -------

INCOME BEFORE INCOME TAXES	            5,739     4,387      14,219     21,828

PROVISION FOR INCOME TAXES:
  Federal                              1,634     1,326      	3,692      7,035
  State                                  579       423       1,546      2,087
                                     -------    ------     -------     ------
     Total                             2,213     1,749       5,238      9,122

NET INCOME BEFORE LOSS ON
  EQUITY METHOD INVESTMENT             3,526     2,638       8,981     12,706

Loss on equity method investment         182   (    68)   (    820)  (    244)
                                   ---------  --------   ---------  ---------
NET INCOME                         $   3,708  $  2,570   $   8,161  $  12,462
                                   =========  ========   =========  =========
PER SHARE AMOUNTS:
 Net Income                        $     .25  $   . 17   $     .55  $     .81
                                   =========  ========   =========  =========

 Dividends                         $     .20  $    .20   $     .60  $     .60
                                   =========  ========   =========  =========
WEIGHTED AVERAGE SHARES
   OUTSTANDING                        14,936    15,142      14,903     15,340
                                   =========  ========   =========  =========

          See Notes to Unaudited Consolidated Financial Statements

                         NEW ENGLAND BUSINESS SERVICE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                 		    	Unaudited
                                                        ---------
                                                 	  Nine Months Ended
                                                --------------------------
                                                Mar. 30,          Mar. 31,
                                                  1996              1995
                                                --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      	$8,161           $12,462
Adjustments to reconcile net income to cash:
   Depreciation and amortization                  8,974             9,061
   Deferred  income taxes                     	(  2,485)        (   2,785)
   Other non-cash items                           6,935             4,541
Changes in assets and liabilities:
   Accounts receivable                        	(  5,005)        (   4,854)
   Inventories and advertising material       	(     86)        (   2,687)
   Prepaid expenses                               1,251         (   1,319)
   Accounts payable                               1,067             2,128
   Income taxes payable                        (  1,561)        (     137)
   Other accrued expenses                     	(    834)        (     683)
                                               --------         ---------
Net cash provided by operating activities        16,417            15,727
                                               --------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment        	(  6,091)        (   8,958)
   Purchase of investments                    	( 24,803)        (  24,461)
   Proceeds from sale of investments             19,029            39,981
   Proceeds from sale of building                 3,465                 0
   Proceeds from sale of product line             4,500                 0
   Other assets                                 	   300         (     386)
   Investment in unconsolidated subsidiary            0         (   1,800)
                                               --------         ---------
Net cash provided by (used in) investing
   activities                                 	(  3,600)	           4,376
                                               --------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (payment) of debt                	        2         (      36)
   Proceeds from issuing common stock             1,068             1,516
   Issuance (purchase) of treasury stock            816         (   9,578)
   Dividends paid                             	(  8,944)       	(   9,195)
                                               --------         ---------
Net cash (used in) financing activities       	(  7,058)	       (  17,293)
                                               --------         ---------

EFFECT OF EXCHANGE RATE ON CASH                     165	              139
                                               --------         ---------

                       NEW ENGLAND BUSINESS SERVICE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                               (In Thousands)

                                                     			Unaudited
                                                        ---------
                                              	     Nine Months Ended
                                                --------------------------
	                                               Mar. 30,          Mar. 31,
                                            	     1996    	         1995
                                                --------          --------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS	                            5,924             2,949

CASH AND CASH EQUIVALENTS AT BEGINNING
OF YEAR	                                         11,604             3,456
                                               --------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  	   $17,528         $   6,405
                                               ========         =========



            See Notes to Unaudited Consolidated Financial Statements

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.	Basis of Presentation
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


3. Inventories
   -----------

   Inventories are carried at the lower of first-in, first-out cost or market. Inventories at March 30, 1996 and June 30, 1995 consisted of:

                                                    Mar. 30,       June 30,
                                             	       1996            1995
                                                 ------------    -----------
     Raw paper	                                  $    490,000	   $ 1,130,000
     Business forms and related office products	    8,760,000	     8,750,000
                                                 ------------    -----------
       Total                                     $  9,250,000    $ 9,880,000
                                                 ============    ===========

4.	Equity Method Investment
   ------------------------

   During the first quarter of fiscal year 1996, the Company revalued its 19 percent equity interest in GST Software, plc (GST). The decision to revalue the equity interest was influenced by the continued operational losses of GST and a change in the Company's software product strategy. Accordingly, the Company's investment in GST was written down to $0 as of September 30, 1995. In January, 1996, the Company sold its 19 percent equity interest in GST for $300,000. The revaluation and subsequent sale resulted in a $820,000 loss, net of the related income tax benefit of $535,000, and was included in the consolidated statements of income as loss on equity method investment.


5.	Sale of Product Line
   --------------------

   During the third quarter of fiscal year 1996, the Company completed the sale of selected assets of its Software and Services Division to Peachtree Software, Inc. for $4,500,000, resulting in a gain of approximately $435,000. The asset sale included the rights to the Company's One-Write Plus accounting package and the Company's software development and technical support organizations.


6.	Exit Costs
   ----------

   During the first quarter of fiscal year 1996, the Company implemented a program to restructure operations which included a plan to close the Company's Flagstaff, Arizona manufacturing facility. The program's objectives are to improve manufacturing efficiency, to outsource select corporate functions and to reduce fixed costs. The accompanying consolidated statements of income include a $3,034,000 pretax charge recognized in the first quarter ended September 30, 1995 for exit costs associated with the program. The charge for exit costs reduced first quarter net income by $1,839,000 or $.12 per share.

   The $3,034,000 pretax charge for exit costs consisted of anticipated costs of $1,214,000 related to the facility closure and termination benefits of $1,820,000. Approximately 110 employees will be terminated as a result of the restructuring program.

   As of March 30, 1996, approximately $760,000 has been expended for termination benefits and substantially all of the $1,214,000 facility closure costs have been expended. The Company completed the sale of the Flagstaff, Arizona facility for consideration of approximately $3,465,000 during the third quarter of fiscal year 1996. The restructuring program is expected to be substantially complete by the end of fiscal year 1996.

7.	Other Charges
   -------------

   During the first quarter of fiscal year 1996, the Company revalued certain software-related assets resulting in a first quarter charge of approximately $3,683,000. The useful lives were also reevaluated, that resulted in additional second and third quarter charges of $316,000 and $273,000, respectively. The revaluation of the software-related assets followed an impairment of their future realizable value resulting from changes in the competitive environment and a change in the Company's software product strategy. As a result of the revaluation, $273,000 was included in cost of sales for the current quarter, and the amounts of $1,235,000, $2,030,000, and $1,007,000 were included in cost of sales, selling and advertising, and general and administrative expense, respectively, on a year to date basis.


8.	Subsequent Events
   -----------------

   On April 29, 1996, the Company announced a plan to repurchase up to 2,000,000 shares of its common stock on the open market. Unless renewed or earlier completed, the repurchase will terminate on April 28, 1998.

                   MANAGEMENT DISCUSSION AND ANALYSIS

Liquidity and Capital Resources
- -------------------------------

Cash provided by operating activities for the nine months ended March 30, 1996 was $16.4 million and represented an increase from the $15.7 million provided in the same period last year. This increase in cash provided by operating activities reflected a reduced rate of inventory build-up, a reduction in prepaid expense balances and an increase in non-cash expense included in net income; offset in part by lower net income during the period.

Working capital at March 30, 1996 amounted to $62.2 million including $34.7 million of cash and short term investments. This amount compares to working capital of $47.7 million and cash and short term investment balances of $28.4 million at the same time last year. At the beginning of this fiscal year, working capital amounted to $45.3 million and cash and short term investments were $23.0 million. The increase in working capital balances from year end reflect the increase in cash balances resulting from the sale of the Company's Flagstaff, Arizona manufacturing facility and the sale of the Company's One-Write Plus product line, in combination with an increase in accounts receivable and deferred income tax balances.

Capital expenditures for the nine months amounted to $6.0 million and were lower than the $9.0 million expended in 1995. The Company had commitments for capital projects at quarter end of approximately $2.0 million. The Company anticipates that capital outlays will continue at about the same pace for the remainder of fiscal year 1996. These outlays are associated with efforts to upgrade existing systems, to increase capacity and address strategic initiatives throughout the Company.

In April, 1996 the Company announced a plan to purchase up to 2 million shares of its common stock by the end of April, 1998. The purchase will be funded by existing cash and short term investments and funds generated internally over the period.

In addition to its present cash and investment balances, the Company has consistently generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. However, should the Company need additional funds, it has an unsecured line of credit with a major bank for $10.0 million. At present, there are no outstanding borrowings against this line.

Results of Operations
- ---------------------

The quarter ended March 30, 1996 included thirteen weeks as compared to fourteen weeks in the prior year's third quarter. In the quarter ended
March 30, 1996, net sales decreased 8.3% to $63.1 million from $68.8 million;
a decrease of $5.7 million over the same period last year. This sales decrease was composed of the impact of the additional week last year of 3.9% or $2.7 million, volume decline of 9.4% or $6.4 million offset by price increases of approximately 5.0% or $3.4 million.

On a year to date basis, net sales decreased 3.2% to $194.0 million from $200.4 million. This decrease was the result of the impact of the additional week in fiscal 1995 of 1.3% or $2.7 million, volume decline of 6.0% or $12.0 million offset by price increases of 4.1% or $8.3 million. For both the quarter and year to date the primary source of the decline occurred in the Company's business forms lines. The Company's priority for the remainder of the fiscal year is to counter the decline in the business forms product lines through increased spending for mail order customer acquisition and retention programs. In addition, during the quarter the Company divested its ownership of the One-Write Plus software line in order to expand the Company's opportunity to market a full range of third-party software and compatible forms. Although the Company believes these initiatives will have a positive impact on revenue trends over time, the Company's ability to completely reverse the decline over the remainder of the fiscal year is limited.

For the quarter, cost of sales increased to 39.6% of sales from 35.8% last year and to 37.3% from 35.5% on a year to date basis. This increase was due primarily to one-time costs resulting from the revaluation of certain software-related assets and investments in color printing technology as well as some temporary manufacturing inefficiencies related to the closure of the Flagstaff, Arizona manufacturing plant. See Note 7 in the Notes to Unaudited Consolidated Financial Statements.

Selling and advertising expenses decreased slightly as a percentage of sales from 36.7% to 36.5% in the quarter. On a year to date basis, selling and advertising expenses increased from 34.4% to 36.0% of sales. For the year this increase was due primarily to the operating charge related to the ongoing restructuring program as well as to one-time costs resulting from the
revaluation of certain software-related assets.   See Note 7 in the Notes to
Unaudited Consolidated Financial Statements.

General and administrative expenses decreased to 16.0% of sales from 18.8% for the quarter and to 18.5% from 18.7% year to date. For the quarter, this decrease was due to reduced expense resulting from the sale of the One-Write Plus product line during the quarter, the effect of the company's cost reduction program, reduced administrative system development costs and non-recurring corporate expenses. For the year, this decrease was due primarily to the aforementioned items offset by the costs resulting from the revaluation of
certain software-related assets.   See Note 7 in the Notes to Unaudited
Consolidated Financial Statements.

During fiscal 1994, the Company recorded a $5.5 million pretax charge related to a restructuring program. As of March 30, 1996, substantially all of remaining reserve has been expended pursuant to severance and other agreements.

During the third quarter of fiscal 1995, the Company recorded a $2.0 million pretax charge related to exit costs associated with the closure of the Company's Wisconsin based SYCOM facility. As of March 30, 1996 approximately $.3 million remains in the reserve, of which approximately $.2 million will be expended pursuant to severance agreements and $.1 million related to facility closure costs and equipment write-offs over the remainder of fiscal 1996.

During the first quarter of fiscal 1996, the Company recorded a $3.0 million pretax charge, or $.12 per share, related to exit costs associated with a plan to restructure operations including the closure of the Company's Flagstaff, Arizona manufacturing facility. The objectives of this program are to improve manufacturing efficiency, to outsource select corporate functions and to reduce fixed costs. The $3.0 million pretax charge consisted of
(i) approximately $1.8 million of anticipated cash payments related to postemployment benefits in conjunction with the termination of approximately
110 employees of which approximately $1.0 million remains at March 30, 1996, and (ii) approximately $1.2 million related to the anticipated non-cash outflows associated with closure of the Flagstaff facility, all of which has been expended as of March 30, 1996. The restructuring program is expected to be completed over the remainder of fiscal 1996.

The gain on sale of product line resulted from the Company's sale of selected assets of its Software and Services Division. See Note 5 in the Notes to Unaudited Consolidated Financial Statements.

The provision for income taxes as a percentage of pretax income decreased from 1995 to 1996 due to a decrease in the proportion of taxable income resulting from the exit cost charge taken in the first quarter of fiscal 1996 in relation to non-taxable permanent differences.

The loss on investment resulted from the Company's revaluation and subsequent sale of its investment in GST Software, plc. See Note 4 in the Notes to Unaudited Consolidated Financial Statements.

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

              (3)(d)                   By-Laws of the Registrant, as amended.
                                       (Incorporated by reference to Exhibit
                                       10(a) of the Company's Quarterly Report
                                       on Form 10-Q for the Quarter ended
                                       December 31, 1995, filed February 8,
                                       1996.)

             	(4)(a)                  Specimen stock certificate for shares of
                                       Common Stock, par value $1.00 per share.
                                       (Incorporated by reference to the
                                       Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, filed September 15, 1995.)

             	(4)(b)                   Amended and Restated Rights Agreement,
                                       dated October 27, 1989 as amended as
                                       of October 20, 1994 (the "Rights
                                       Agreement"), between New England Business
                                       Service, Inc. and The First National
                                       Bank of Boston, National Association, as rights agent, including as Exhibit B the forms of Rights Certificate Election to Exercise. (Incorporated by reference to
                                       Exhibit 4 of the Company's current report on Form 8-K dated October 25, 1994.)

             	 (10)(a)                 Separation Agreement dated
                                       December 14, 1995 between the Company
                                       and William C. Lowe.  (Incorporated by
                                       reference to Exhibit 10(a) of the
                                       Company's Quarterly Report on Form 10-Q
                                       for the Quarter ended December 31, 1995, filed February 8, 1996.)

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

		   No reports on Form 8-K were filed during the Company's third quarter.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    					NEW ENGLAND BUSINESS SERVICE, INC.
                                         ----------------------------------
                                                   (Registrant)

May 13, 1996                             /s/Russell V. Corsini, Jr.
- ------------                             --------------------------
Date	                                    Russell V. Corsini, Jr.
                                     				Principal Financial and Accounting
                                        	Officer