Form 10-K
period 1996-06-29
NEW ENGLAND BUSINESS SERVICE INC
filed 1996-09-11
CIK 205700

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED JUNE 29, 1996

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

  FOR THE TRANSITION PERIOD FROM        TO

                          COMMISSION FILE NO. 1-11427

                               ----------------

                      NEW ENGLAND BUSINESS SERVICE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              04-2942374
                                        (IRS EMPLOYER IDENTIFICATION NUMBER)
     (STATE OR OTHER JURISDICTION
   OFINCORPORATION OR ORGANIZATION)

 500 MAIN STREET GROTON, MASSACHUSETTS                  01471
                                                     (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (508) 448-6111

Securities registered pursuant to Section 12(b) of the Act:

                                          NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS          ON WHICH REGISTERED
              -------------------         ---------------------
         Common Stock ($1.00 par value)  New York Stock Exchange
         Preferred Stock Purchase
          Rights                         New York Stock Exchange

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Registrant's Common Stock, par value $1.00 per share, held by stockholders who are not affiliates of the Registrant at September 6, 1996 as computed by reference to the closing price of such stock on that date was approximately $207,199,773.

  The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at September 6, 1996 was 13,476,408.

DOCUMENTS INCORPORATED BY REFERENCE

  1. Portions of the Annual Report to Stockholders for the fiscal year ended June 29, 1996 are incorporated by reference into Items 5, 6, 7 and 8 (Part II) and Item 14 (Part IV) of this Report. Such Annual Report, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

  2. Portions of the Proxy Statement sent to stockholders in connection with the Annual Meeting to be held on October 25, 1996 are incorporated by reference into Items 10, 11, 12 and 13 (Part III) of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  Founded in 1952, New England Business Service, Inc. (which, with its branch, NEBS Business Stationery located in the United Kingdom, and its wholly-owned subsidiaries, SYCOM Inc., Shirlite, Ltd. of the United Kingdom and NEBS Business Forms Limited of Midland, Ontario, shall be referred to as the "Company") is a Delaware corporation with principal executive offices located at 500 Main Street, Groton, Massachusetts 01471. The Company's main telephone number is (508) 448-6111.

  Reference is made to the information contained in Note 13, Financial Information by Geographic Area, in the Notes to the Consolidated Financial Statements on page 24 of the Company's Annual Report to Stockholders for the fiscal year ended June 29, 1996.

PRODUCTS

  The Company's product line consists of well over 1,000 standardized imprinted manual and computer business forms, checks and check writing systems, stationery, labels, custom forms, brochures, and other printed products. The Company also distributes selected software products designed to meet small business needs. Products are either specifically designed for individual lines of business or are universally usable by all small businesses and professional offices. The Company's full range of products are enhanced by high quality, fast delivery, competitive prices and extensive product guarantees.

  The Company's standardized manual business forms include billing forms, work orders, job proposals, purchase orders and invoices. Standardized manual business forms are designed to provide small businesses with the financial and other business records necessary to efficiently manage a business. The Company's stationery line, including letterhead, envelopes and business cards, is available in a variety of formats and ink colors designed to provide small businesses with a professional image. Checks and check writing systems are designed to facilitate payments, the recording of transactional information and the posting of related bookkeeping entries. Marketing products, such as labels, pricing tags, signage and seasonal greeting cards, are designed to facilitate a customer's selling and marketing efforts. Additionally, a line of filing systems and appointment products has been designed specifically for use in small professional offices.

  The Company also offers a full line of printed products compatible with the software which the Company distributes and with over 3,500 other third party computer software packages commonly used by small businesses. The Company's computer business forms, including checks, billing forms, work orders, purchase orders and invoices, are designed to provide automated small businesses with the records necessary to efficiently manage a business. The Company's line of color-coordinated laser stationery products, including letterhead, envelopes, brochures, flyers and business cards, are designed to provide an automated small business with a coordinated, professional image.

  Additionally, the Company offers the Company Colors(TM) line of printed products. Company Colors offers a select line of two-color stationery, labels, marketing products and business forms imprinted on the customer's choice of high quality papers. The Company also offers Company Colors customers a custom logo design service. The Company Colors line is designed to provide small businesses with a single source for affordable, coordinated and professional image-building materials.

  The Company's line of NEBS(R) proprietary software consists of checkwriting, billing and mailing application packages and easy-to-use forms-filling packages. In addition, the Company distributes software products including One-Write Plus(R) accounting software, Page Magic(TM) desktop publishing software and a line of products designed by MySoftware, Inc. The software distributed by the Company is designed to perform a variety of tasks required to manage and promote a small business, and is compatible with the full range of business forms and other printed products offered by the Company.

PRODUCT DEVELOPMENT AND RESEARCH

  The Company's products are primarily designed by an in-house product development staff. The Company relies upon direct field research with customers and prospects, focus groups, mail surveys, feedback from retail distributors, retailers and representatives and unsolicited suggestions to generate new product ideas. Product design efforts are accomplished or directed by Company design personnel who employ manual and computer design methods to create products. Product redesign efforts range from minor revisions to existing manual business forms to the creation and design of a consistent and coordinated line of products such as the Company Colors(TM) line of printed products. Throughout the design process, the Company solicits comments and feedback from customers and prospects.

SALES AND MARKETING

  The Company has established two distinct channels of distribution. The Company's primary channel is direct mail order in which promotional materials advertising Company products are delivered by mail to over 1,238,000 customers and over 6,500,000 prospective customers each year. The retail channel is an established and growing channel and includes a broad network of over 25,000 dealers and a number of Company owned custom print desks located within Kinko's, Inc. retail locations.

  The Company's success has largely been attributable to highly effective direct marketing. Mail order marketing in combination with focused telemarketing allows the Company to identify and penetrate numerically and geographically dispersed but, in the aggregate, significant markets. The Company targets small businesses with 20 or fewer employees within these markets with specialized promotions and products specifically designed to meet small business needs. In the direct mail channel, the Company's promotional materials contain one or more order forms to be completed by the customer and either telephoned, mailed or faxed to the Company. Over 82% of customer orders are received over the Company's network of toll-free telephone and data lines.

  The Company's promotional materials include a reference catalog containing a comprehensive display of the Company's product offerings. In addition there are smaller catalogs focused on specific products or targeted to a specific small business segment, promotional circulars with samples, flyers, and inserts included with invoices, statements and product shipments. The Company relies to a lesser extent on space advertising in magazines and post card packages to generate sales leads from prospective customers. The Company relies on the U.S. Postal Service for distribution of most of its advertising materials.

  The Company's sophisticated marketing database and customer/prospect lists are a principal competitive advantage. The Company is able to select names and plan promotional mailings based on a variety of customer/prospect attributes including status as customer or prospect, line of business, product purchase history, purchase frequency, or purchase dollar volume. The Company also rents prospect lists from third-party sources.

  Coated paper costs for promotional materials and postal rates for third class mail have increased significantly over the past five years. The Company has been able to counteract the impact of postal and paper cost increases with cost reduction programs and selective product price increases.

  In addition to direct mail, the Company is increasingly expanding its presence in retail. The Company distributes a private label version of a full line of standardized and customized manual and computer forms and related products such as checks and labels through a dealer network comprised of local printers, business forms dealers, stationers, computer stores, and system houses numbering in excess of 25,000. In addition, the Company has established a chain of custom print desks staffed by NEBS employees in a number of Kinko's locations. Retail offers a particularly significant opportunity to market custom and image-building product lines to customers with a propensity to buy locally.

  During 1996, the Company effectively deployed a new proprietary computer-based ordering system called NEBSnet (TM). The NEBSnet system facilitates the ordering process by allowing NEBS customers to work interactively with a sales representative on a personal computer system with color display to create a graphic representation of the desired printed product. The system includes pre-formatted templates for a wide number of products, including business forms and various kinds of stationery, and can be implemented with a minimum amount of sales representative training. Further, the system provides automatic quotes and a black and white proof at the time an order is taken. When the design process is complete, the order is transmitted directly to a NEBS plant for production and delivery.

RAW MATERIALS, PRODUCTION AND DISTRIBUTION

  The Company produces semi-finished business forms on high speed roll-fed presses from raw paper. The Company also purchases partially printed forms from a number of industry sources at competitive prices. The Company has a three year fixed price contract for carbonless paper. The Company has no other long-term contracts with any of its suppliers and has not experienced a shortage of paper for its products, catalogs or advertising materials in over 20 years. The cost of paper used for products and promotional materials constitutes, directly or indirectly, less than 20% of sales.

  The Company operates printing equipment specifically designed to meet the demands of short-run printing. Typesetting and imprinting of customer headings are accomplished with computerized typesetters, platemaking systems, letter presses and offset presses. In addition, the Company operates manual and semi-automatic bindery equipment. A number of the Company's presses have been designed or substantially modified to meet the short-run demands of small businesses. These specialized presses allow the Company to produce small-order quantities with greater efficiency than possible with the stock equipment available from typical printing press equipment suppliers.

  The Company has invested significantly in electronic prepress equipment and digital imaging presses to meet the growing demand for short-run color printing.

  The Company has no significant backlog of orders. The Company's objective is to produce and ship product as expediently as possible following receipt of a customer's order. During fiscal 1996, over 50% of products were produced and shipped within two days and 90% within five days of order.

  To facilitate expedient production and shipment of product, the Company maintains significant inventories of raw paper ($434,000 at June 29, 1996), and partially printed business forms and related office products ($8,241,000 at June 29, 1996).

  The Company ships its products to customers by United Parcel Service (UPS) and Parcel Post. The Company bills the customer for all direct shipping and handling charges.

COMPETITION

  The Company's primary competitors for printed products and stationery are the more than 35,000 local job shop printers and dealers in the United States, Canada and the United Kingdom. The company also competes with several other companies of varying size marketing business forms by mail order. In addition, approximately 20,000 retail stationers and national chains offer a variety of preprinted business forms to businesses in their immediate trading area. Local printers have an advantage of physical proximity to customers, but generally do not have the capability of producing a broad array of products, particularly those having a complex construction. Additionally, local printers lack the economies of scale to produce a small order for a single customer on a cost effective basis. General purpose, preprinted business forms offered by stationers are typically price competitive with the Company's forms, but lack the design and functionality for specific lines of business and the customized customer information options available with the Company's products.

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

EMPLOYEES

  The Company had 2,014 full and part-time employees at June 29, 1996. The Company sponsors a number of employee benefit plans including medical and hospitalization insurance plans, a cash profit sharing plan, a 401(k) salary deferral plan and a defined benefit pension plan.

ENVIRONMENT

  To the Company's knowledge, no material action or liability exists on the date hereof arising from the Company's compliance with federal, state and local statutes and regulations relating to protection of the environment.

EXECUTIVE OFFICERS OF THE COMPANY

  The Company's executive officers are traditionally elected to office at the first meeting of the Board of Directors following the Annual Meeting of Stockholders. Edward M. Bolesky, Russell V. Corsini, Jr. and Steven G. Schlerf were elected to office on October 27, 1995. Robert J. Murray was elected to office on December 14, 1995. George P. Allman was elected to office on January 26, 1996. Each officer holds office until the first meeting of the Board following the next Annual Meeting and until a successor is chosen. For biographical information regarding Robert J. Murray, refer to the Company's Proxy Statement incorporated by Item 10 herein by reference. Biographical information for the other executive officers follows:

  George P. Allman, age 54, joined the Company in 1996 and was elected Vice President--Retail Sales and Operations. In 1984, Mr. Allman founded GPA, Associates, Inc., and served as President from 1984 to 1994. During 1995, Mr. Allman was a private investor.

  Edward M. Bolesky, age 50, joined the Company in 1981 and has served in numerous capacities in operations and administration. In 1990, Mr. Bolesky was elected Vice President--Director, Administration and Composition. In 1991, he was elected Vice President--Sales. In 1993, he was elected Vice President-- General Manager, Administration & Customer Relations. In 1994, he was elected Vice President--General Manager, Operations. In 1995, he was elected Vice President--General Manager, Manufacturing and Information Systems. In 1996, Mr. Bolesky was elected Vice President--Direct Marketing/Telesales and Service.

  Russell V. Corsini, Jr., age 53, joined the Company in 1982 as Corporate Controller and was elected Vice President, Finance in October, 1983. In 1994, Mr. Corsini was elected Vice President--Chief Financial Officer.

  Steven G. Schlerf, age 44, joined the Company in 1979 and has served in a variety of capacities in manufacturing and operations. Mr. Schlerf was elected Vice President--Image Manufacturing and Product Development in 1995, and Vice President--Manufacturing and Technical Operations in 1996.

ITEM 2. PROPERTIES

  The Company owns land and buildings in Massachusetts, New Hampshire, Missouri, Canada and the United Kingdom. The Company leases office facilities and manufacturing space in Arizona, California, Massachusetts, Texas and Wisconsin. The Company owns land in Georgia.

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

  In Maryville, Missouri, the Company owns a 100,000 square foot manufacturing facility situated on 50 acres of land. The building was constructed in 1980.

  In Midland, Ontario, the Company owns a 110,000 square foot administrative and manufacturing facility situated on 8 acres of land. The facility was originally constructed in 1985 and expanded in 1989.

  In Chester, England, the Company owns a 38,000 square foot office and production facility situated on 4 acres of land. The facility was originally constructed in 1989.

  In Scottsdale, Arizona, the Company leases a 25,000 square foot manufacturing facility.

  The Company also leases 25,000 square feet in Flagstaff Arizona, 25,000 square feet in Phoenix, Arizona, 1,000 square feet in Long Beach, California, and 2,000 square feet in Madison, Wisconsin for administrative purposes, and 2,000 square feet in Woburn, Massachusetts for sales purposes.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  The section entitled "Common Stock" located on page 26, and footnotes 4, 5, 6 and 14 to the Consolidated Financial Statements on pages 20 to 21 and page 24 of the Company's Annual Report to Stockholders for the fiscal year ended June 29, 1996 are incorporated herein by reference. The number of record holders of the Company's Common stock at September 6, 1996 was 768. The Company estimates the number of beneficial owners of the Company's Common stock to be 5,800 at September 6, 1996.

ITEM 6. SELECTED FINANCIAL DATA

  The section entitled "Eleven Year Summary" located on pages 12 and 13 of the Company's Annual Report to Stockholders for the fiscal year ended June 29, 1996 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The section entitled "Management Discussion and Analysis" located on pages 25 and 26 of the Company's Annual Report to Stockholders for the fiscal year ended June 29, 1996 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

  The Consolidated Financial Statements and notes thereto located on pages 14 to 24 of the Company's Annual Report to Stockholders for the fiscal year ended June 29, 1996 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The section entitled "Nominees for Election as Directors" located on pages 3 and 4 of the Company's Proxy Statement for Annual Meeting of Stockholders to be held October 25, 1996 is incorporated herein by reference. See also "Executive Officers of the Company" in Item 1 above in this Report.

ITEM 11. EXECUTIVE COMPENSATION

  The section entitled "Compensation of Officers and Directors" located on pages 6 to 9 of the Company's Proxy Statement for Annual Meeting of Stockholders to be held October 25, 1996 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The section entitled "Voting Securities" located on pages 1 and 2 of the Company's Proxy Statement for Annual Meeting of Stockholders to be held October 25, 1996 is incorporated herein by reference.

ITEM 13. CERTAIN BUSINESS RELATIONSHIPS--COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

  The section entitled "Certain Business Relationships--Compensation Committee Interlocks and Insider Participation" located on page 5 of the Company's Proxy Statement for Annual Meeting of Stockholders to be held October 25, 1996 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) The following financial statements which are located on the following pages of the Company's Annual Report to Stockholders for the fiscal year ended June 29, 1996 are incorporated herein by reference.

                                                                       PAGE(S)
                                                                       -------
Independent Auditors' Report..........................................     26
Consolidated Balance Sheets as of June 29, 1996 and June 30, 1995.....  14-15
Statements of Consolidated Income for the fiscal years ended June 29,
 1996, June 30, 1995, and
 June 24, 1994........................................................     16
Statements of Consolidated Stockholders' Equity for the fiscal years ended June 29, 1996,
 June 30, 1995, and June 24, 1994.....................................     17
Statements of Consolidated Cash Flows for the fiscal years ended June
 29, 1996, June 30, 1995 and June 24, 1994............................     18
Notes to Consolidated Financial Statements............................ 19 -24

  (a)(2) The following financial statement schedules are filed as part of this report and are located on the following pages:

                                                                         PAGE(S)
                                                                         -------
Independent Auditors' Report............................................    11
Schedule II Valuation and Qualifying Accounts...........................    12

Schedules I, III, IV, and V are omitted as not applicable or not required under Regulation S-X.

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

  (3)(d) By-Laws of the Registrant, as amended (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995, filed February 8, 1996.)

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

  (10)(b) Revolving Credit Agreement between the Company and The First National Bank of Boston dated August 30, 1996.

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

  (10)(g) Separation Agreement dated December 14, 1995 between the Company and William C. Lowe. (Incorporated by reference to Exhibit (10)(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995, filed February 8, 1996.)

  (10)(h) Severance Agreement dated November 6, 1995 between the Company and William C. Lowe.

  (10)(i) Severance Agreement dated November 6, 1995 between the Company and Russell V. Corsini, Jr.

  (10)(j) Severance Agreement dated November 6, 1995 between the Company and Edward M. Bolesky.

  (10)(k) New England Business Service, Inc. Deferred Compensation Plan dated June 25, 1994. (Incorporated by reference to Exhibit (10)(g) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, filed September 15, 1995.)

  (10)(l) Supplemental Retirement Plan for Executive Employees of New England Business Service, Inc. dated July 1, 1991, as amended June 24, 1994. (Incorporated by reference to Exhibit (10)(h) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, filed September 15, 1995.)

  (10)(m)   Executive Bonus Plan for 1996.

  (10)(n)   Executive Bonus Plan for 1997.

  (11)      Statement re Computation of Per Share Earnings.

  (12)      Not applicable.

  (13)      The Annual Report to Stockholders for the fiscal year ended June
            29, 1996.

  (16)      Not applicable.

  (18)      Not applicable.

  (21)      List of Subsidiaries.

  (22)      Not applicable.

  (23)      Consent of Deloitte & Touche LLP.

  (24)      Not applicable.

  (27)      Article 5 Financial Data Schedule.

  (28)      Not applicable.

  (99)      Not applicable.

  Location of Documents Pertaining to Executive Compensation Plans and
Arrangements:

   (1)      NEBS 1990 Key Employee Stock Option and Stock Appreciation Rights
            Plan: Exhibit (10)(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1990, filed September 14, 1990.

   (2) NEBS 1994 Key Employee and Eligible Director Stock Option and Stock Appreciation Rights Plan: Exhibit (10)(f) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994, filed September 16, 1994.

   (3)      New England Business Service, Inc. Stock Compensation Plan:
            Exhibit (10)(g) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994, filed September 16, 1994.

   (4) Key Employee Non-Incentive Stock Option Agreement between the Company and William C. Lowe: Exhibit (10)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994, filed September 16, 1994.

   (5)      Separation Agreement between the Company and William C. Lowe:
            Exhibit (10)(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995, filed February 8, 1996.

   (6)      Severance Agreement between the Company and William C. Lowe:
            Exhibit (10)(h) to this Annual Report on Form 10-K.

   (7)      Severance Agreement between the Company and Russell V. Corsini,
            Jr.: Exhibit (10)(i) to this Annual Report on Form 10-K.

   (8)      Severance Agreement between the Company and Edward M. Bolesky:
            Exhibit (10)(j) to this Annual Report on Form 10-K.

   (9)      New England Business Service, Inc. Deferred Compensation Plan:
            Exhibit (10)(g) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, filed September 15, 1995.

  (10) Supplemental Retirement Plan for Executive Employees of New England Business Service, Inc.: Exhibit (10)(h) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, filed September 15, 1995.

  (11) Executive Bonus Plan for 1996: Exhibit (10)(m) to this Annual Report on Form 10-K.

  (12) Executive Bonus Plan for 1997: Exhibit (10)(n) to this Annual Report on Form 10-K.

  (b) Reports on Form 8-K

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

                                          New England Business Service, Inc.
                                                      (Registrant)

                                                   /s/ Robert J. Murray
                                          By __________________________________
                                               (ROBERT J. MURRAY, CHAIRMAN,
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                         OFFICER)

Date: September 11, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

                NAME                      TITLE                      DATE

     /s/ Robert J. Murray              Chairman, President,     September 11,
- -------------------------------------   Chief Executive              1996
           (ROBERT J. MURRAY)           Officer and
                                        Director

     /s/ Peter A. Brooke               Director                 September 11,
- -------------------------------------                                1996
           (PETER A. BROOKE)

     /s/ Robert L. Gable               Director                 September 11,
- -------------------------------------                                1996
           (ROBERT L. GABLE)

     /s/ Benjamin H. Lacy              Director                 September 11,
- -------------------------------------                                1996
           (BENJAMIN H. LACY)

     /s/ Herbert W. Moller             Director                 September 11,
- -------------------------------------                                1996
           (HERBERT W. MOLLER)

     /s/ Frank L. Randall, Jr.         Director                 September 11,
- -------------------------------------                                1996
           (FRANK L. RANDALL, JR.)

     /s/ Jay R. Rhoads, Jr.            Director                 September 11,
- -------------------------------------                                1996
           (JAY R. RHOADS, JR.)

     /s/ Richard H. Rhoads             Director                 September 11,
- -------------------------------------                                1996
           (RICHARD H. RHOADS)

     /s/ Brian E. Stern                Director                 September 11,
- -------------------------------------                                1996
           (BRIAN E. STERN)

     /s/ Russell V. Corsini, Jr.       Principal Financial      September 11,
- -------------------------------------   and Accounting               1996
           (RUSSELL V. CORSINI, JR.)    Officer

                         INDEPENDENT AUDITORS' REPORT

New England Business Service, Inc.

  We have audited the consolidated balance sheets of New England Business Service, Inc. and its subsidiaries as of June 29, 1996, and June 30, 1995, and the related statements of consolidated income, consolidated stockholders' equity and consolidated cash flows for each of the three years in the period ended June 29, 1996, and have issued our report thereon dated July 26, 1996; such financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of New England Business Service, Inc. and its subsidiaries, listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
July 26, 1996

                                                                     SCHEDULE II

              NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                (000'S OMITTED)

                                          ADDITIONS
                                    ----------------------
                         BALANCE AT             CHARGED     DEDUCTIONS  BALANCE AT
                         BEGINNING   CHARGED    TO OTHER       FROM       END OF
                           PERIOD   TO INCOME ACCOUNTS (1) RESERVES (2)   PERIOD
                         ---------- --------- ------------ ------------ ----------
Reserves deducted from
 assets to which they
 apply:
 For doubtful accounts
  receivable:
  Year ended June 24,
   1994.................   $2,944    $2,799       $ 0         $2,731      $3,012
  Year ended June 30,
   1995.................    3,012     3,177         0          2,885       3,304
  Year ended June 29,
   1996.................    3,304     3,033         0          2,994       3,343
Reserves included in
 liabilities:
 For sales returns and
  allowances:
  Year ended June 24,
   1994.................      779     1,078         0            779       1,078
  Year ended June 30,
   1995.................    1,078       990         0          1,078         990
  Year ended June 29,
   1996.................      990     1,072         0            990       1,072

- --------
(1) Recovery of accounts previously written off.
(2) Accounts written off.