Form 10-Q
period 1996-09-28
NEW ENGLAND BUSINESS SERVICE INC
filed 1996-11-12
CIK 205700

UNITED STATES
		     SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C. 20549

				 FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended September 28, 1996.

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

			  Yes     X       No
				 ---           ---

The number of common shares of the Registrant outstanding on October 25, 1996 was 13,015,603.



		       NEW ENGLAND BUSINESS SERVICE, INC.
	             CONDENSED CONSOLIDATED BALANCE SHEET
		       (In Thousands Except Share Data)

						Sept. 28,       June 29,
						  1996            1996
                                               (unaudited)
						---------      ---------
ASSETS
Current Assets
  Cash and cash equivalents                    $   5,696       $   6,508
  Short-term investments                           3,675          10,868
  Accounts receivable                             30,723          30,636
  Direct mail advertising and inventories          8,743           8,675
  Prepaid expenses                                 7,091           5,176
  Deferred income tax benefit                      9,471           9,471
						--------       ---------
	 Total current assets                     65,399          71,334

Property and equipment - net                      29,452          31,012

Property Held for Sale                               631             631

Other Assets - net                                   530             565
						--------        --------
TOTAL ASSETS                                    $ 96,012        $103,542
						========        ========




		       NEW ENGLAND BUSINESS SERVICE, INC.
		CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
		       (In Thousands Except Share Data)

						Sept. 28,       June 29,
						  1996            1996
                                               (unaudited)
						---------      ---------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                              $ 11,087        $  8,575
  Accrued expenses                                21,254          18,698
						--------        --------
	Total current liabilities                 32,341          27,273

   Deferred Income Taxes                             345             353

STOCKHOLDERS' EQUITY
  Preferred stock
  Common stock                                    14,010          14,005
  Additional paid in capital                      13,659          13,603
  Cumulative foreign currency translation
    adjustment                                 (   1,739)     (    1,761)
  Retained earnings                               47,985          50,069
						--------       ---------
	 Total                                    73,915          75,916

  Less: treasury stock                         (  10,589)     (        0)
						--------       ---------
  Stockholders' Equity                            63,326          75,916
						--------       ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $ 96,012        $103,542
						========        ========

		See Notes to Consolidated Financial Statements



		       NEW ENGLAND BUSINESS SERVICE, INC.
		       CONSOLIDATED STATEMENTS OF INCOME
		      (In Thousands Except Per Share Data)
                                 (unaudited)

						  Three Months Ended
						------------------------
						Sept. 28,      Sept. 30,
						  1996            1995
						---------      ---------

NET SALES                                       $ 60,702        $ 63,788

OPERATING EXPENSES:
 Cost of sales                                    21,961          22,230
 Selling and advertising                          22,369          24,885
 General and administrative                       10,196          11,419
 Exit costs                                        5,201           3,034
						--------        --------
    Total operating expenses                      59,727          61,568
						--------        --------
INCOME FROM OPERATIONS                               975           2,220

OTHER INCOME/(EXPENSE):
 Investment income                                   172             301
						--------        --------

INCOME BEFORE INCOME TAXES                         1,147           2,521

PROVISION FOR INCOME TAXES:
 Federal                                             367             684
 State                                               102             294
						--------        --------
    Total                                            469             978
						--------        --------
NET INCOME BEFORE LOSS ON
 EQUITY METHOD INVESTMENT                            678           1,543

Loss on equity method investment, net of
  income tax benefit of $653 in 1995           (       0)      (   1,002)
						--------        --------
NET INCOME                                      $    678        $    541
						========        ========

PER SHARE AMOUNTS:

  Net Income                                    $   . 05        $    .04
						========        ========

  Dividends                                     $    .20        $    .20
						========        ========

WEIGHTED AVERAGE SHARES OUTSTANDING               13,828          15,052
						========        ========


		See Notes to Consolidated Financial Statements



		       NEW ENGLAND BUSINESS SERVICE, INC.
	         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
				(In Thousands)
                                 (unaudited)

						  Three Months Ended
						------------------------
						Sept. 28,      Sept. 30,
						  1996            1995
						---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $    678        $   541

Adjustments to reconcile net income to cash:
  Depreciation and amortization                    2,264           6,891
  Deferred  income taxes                       (       9)      (     639)
  Other non-cash items                             5,605           4,589
Changes in assets and liabilities:
  Accounts receivable                          (     757)      (   2,343)
  Inventories and prepaid expenses             (   2,090)           (716)
  Accounts payable                                 2,512           1,457
  Accrued expenses                             (     433)      (   2,414)
						--------        --------
Net cash provided by operating activities          7,770           7,366
						--------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment          (   2,488)      (   2,402)
  Purchase of investments                      (   3,800)      (  14,612)
  Proceeds from sale of investments               10,993           6,484
  Other assets                                         0       (      56)
  						--------        --------
Net cash provided by (used in) investing
  activities                                       4,705       (  10,586)
						--------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of debt                                     0              14
   Proceeds from issuing common stock                 61             327
   Issuance (purchase) of treasury stock       (  10,589)            269
   Dividends paid                              (   2,762)       (  2,974)
						--------        --------
Net cash used in financing activities          (  13,290)       (  2,364)
						--------        --------

EFFECT OF EXCHANGE RATE ON CASH                        3             233
						--------        --------



		       NEW ENGLAND BUSINESS SERVICE, INC.
	  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
				(In Thousands)
                                 (unaudited)

						  Three Months Ended
						------------------------
						Sept. 28,      Sept. 30,
						  1996            1995
						---------      ---------

NET DECREASE IN
  CASH AND CASH EQUIVALENTS                    (      812)     (   5,351)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                           6,508         11,604
						 --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   5,696       $  6,253
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


2.      Accounting Policies
	-------------------

	The consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, and the Report of Independent Public Accountants incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1996 from the Company's 1996 Annual Report to Shareholders.

	Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1996 from the Company's 1996 Annual Report to Shareholders. The Company has consistently followed those policies in preparing this report.


3.      Inventories
	-----------

	Inventories are carried at the lower of first-in, first-out cost or market. Inventories at September 28, 1996 and June 29, 1996 consisted of:

						      Sept. 28,       June 29,
							1996            1996
                                                     (unaudited)
						     ----------      ----------
	Raw paper                                   $   470,000     $   434,000
	Business forms and related office products    8,273,000       8,241,000
						    -----------     -----------
	    Total                                   $ 8,743,000     $ 8,675,000
						    ===========     ===========



4.      Exit Costs
	----------

	During the first quarter of fiscal year 1997, the Company reached a joint decision with Kinko's Corporation to pursue a new strategy for its retail channel initiative. This decision resulted in a plan to close the Company's 75 existing NEBS manned print desks in Kinko's stores, its administrative offices in Phoenix and its stationery plant in Scottsdale, Arizona. The accompanying consolidated statements of income include a $5,201,000 pretax charge for exit costs associated with this plan recognized in the first quarter ended September 28, 1996. The charge for exit costs, net of a reduction in profit sharing plan expense, had the effect of reducing first quarter net income by $2,833,000 or $.21 per share.

	The $5,201,000 pretax charge for exit costs consisted of anticipated costs related to facility closures of $1,160,000, equipment write-offs of $1,815,000 and termination benefits of $2,226,000. Approximately 230 employees will be terminated as a result of the restructuring plan.


5.	Impairment of Long-Lived Assets
        -------------------------------

	As of June 29, 1996, the Company adopted SFAS No. 121, entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of this standard did not have a material effect on the accompanying consolidated financial statements.



		    MANAGEMENT DISCUSSION AND ANALYSIS

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities of $7.8 million in the first quarter of fiscal year 1997 represented a slight increase from the $7.4 provided in the first quarter of fiscal year 1996. A decline in non-cash expense associated with exit cost charges and the software asset revaluation was more than offset by a decrease in cash invested in working capital during the period.

Working capital at September 28, 1996 amounted to $33.1 million, including $9.4 million of cash and short-term investments. This compares to working capital of $49.5 million and cash and short-term investment balances of $25.9 million at the same time last year. At the end of the fiscal year 1996, working capital amounted to $44.1 million, including cash and short-term investments of $17.4 million. The decrease in working capital from year-end was due primarily to cash outflows of $10.9 million associated with the repurchase of 694,000 shares of the Company's common stock during the quarter, offset in part by increased accounts payable and accrued exit costs balances.

Capital expenditures of $2.5 million for the three months ended September 28, 1996 were approximately equivalent to capital expenditures during last year's first quarter. The Company had no significant commitments for capital projects at quarter end. The Company anticipates that capital outlays will continue at the first quarter pace throughout fiscal year 1997.* Planned capital outlays for fiscal year 1997 are primarily related to a plan to upgrade the Company's order entry, financial and related systems.

In addition to its present cash and investment balances, the Company has consistently generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. However, should the Company need additional funds, it has unsecured lines of credit with a major bank for $20.0 million. At present, there are no outstanding balances against this line.

Results of Operations
---------------------

Net sales decreased 4.8% to $60.7 million from $63.8 million in the first quarter of fiscal 1996. This sales decrease was composed of approximately 3.5% or $2.3 million attributable to the divestiture of One-Write Plus product line, and 1.3% or $.8 million attributable to higher promotional discounting and the timing of shipping of seasonal products at quarter-end.

Cost of sales increased to 36.2% of sales in the first quarter of fiscal 1997 from 34.9% in last year's first quarter. This increase was due primarily to a decline in the sale of higher margin software products and increased investment in stationery printing capacity.

Selling and advertising expenses decreased as a percentage of sales from 39.0% in fiscal 1996 to 36.9% in fiscal 1997. The decrease was primarily associated with reduced software marketing expense following the divestiture of One-Write Plus and the effect of one-time costs recognized for the revaluation of software-related assets in the first quarter of 1996. These cost savings were offset, in part, by increased expenses related to the NEBS custom print desks in Kinko's stores and an increase in direct mail advertising expense.


General and administrative expenses decreased as a percentage of sales from 17.9% in the first quarter of fiscal 1996 to 16.8% in the first quarter of fiscal 1997 due to the effect of the one-time costs resulting from the revaluation of certain software-related assets in the first quarter of 1996 offset by increased costs related to the Company's program to re-engineer its financial and operational information systems.

During the first quarter of fiscal 1996, the Company recorded a $3.0 million pre-tax charge, or $.12 per share, related to exit costs associated with a plan to restructure operations including the closure of the Company's Flagstaff , Arizona manufacturing facility. As of September 28, 1996 the plan was substantially complete.

During the first quarter of fiscal year 1997, the Company recorded a $5.2 million pre-tax charge, or $.21 per share, related to exit costs associated with a plan to close the Company's 75 NEBS manned print desks in Kinko's stores, its adminitrative offices in Phoenix and its stationary plant in Scottsdale, Arizona. The $5,201,000 pretax charge for exit costs consisted of facility closure costs of $1,160,000, equipment write-offs of $1,815,000 and postemployment benefits of $2,226,000 in conjunction with the termination of approximately 230 employees. The Company also expects to incur an additional $1.3 million of operating expense during the remainder of fiscal year 1997 associated with the plan to restructure operations.* The restructuring plan is expected to be substantially completed during fiscal year 1997.*

Investment income decreased from $301,000 in the first quarter of fiscal 1996 to $172,000 in the first quarter of fiscal year 1997 due primarily to lower investable balances.

The provision for income taxes as a percentage of pre-tax income increased from fiscal 1996 to fiscal 1997 due to a decrease in the proportion of tax-free investment income to income before taxes due to the lower investment balances during the quarter.

In 1996 the Company's adoption of Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", was not significant to the financial statements.

                      -     -     -     -     -     -     -

* This statement is a forward-looking statement reflecting the Company's current expectations. There can be no assurance that the Company's actual results will not differ materially from those projected in such forward-looking statements due to the important factors described in Exhibit 99 to this Quarterly Report on Form 10-Q.


		      PART II - OTHER INFORMATION
		      ---------------------------

Item 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS


	a.  The Annual Meeting of Stockholders was held on October 25,
	    1996.

	b.  Not applicable.

	c. The stockholders fixed the number of Directors to be elected at eight and elected the following as Directors:

					      For       Against       No Vote
					      ---       -------       -------
		Peter A. Brooke            12,179,030    14,038      1,387,440
		Robert L. Gable            12,178,656    14,412      1,387,440
		Benjamin H. Lacy           12,178,431    14,637      1,387,440
		Herbert W. Moller          12,178,456    14,612      1,387,440
		Robert J. Murray           12,179,030    14,038      1,387,440
		Jay R. Rhoads, Jr.         12,179,030    14,038      1,387,440
		Richard H. Rhoads          12,178,414    14,654      1,387,440
		Brian E. Stern             12,178,456    14,612      1,387,440


	    To ratify the selection of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending June 28, 1997:

		     For       Against         Abstain         No Vote
		     ---       -------         -------         -------
		 12,170,067      8,484          14,517        1,387,440


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

	a.  Exhibits

	    Exhibit No.     Description
	    -----------     -----------

	       (11)         Statement re computation of per share earnings.
	       (27)         Article 5 Financial Data Schedule
	       (99)	    Safe Harbor for Forward Looking Statements


	b.  Reports on Form 8-K

	    On September 20, 1996 the Company filed a Form 8-K under Item 5 to report a cost reduction program and first quarter charge to be taken by the Company.

	    On October 25, 1996 the Company filed a Form 8-K under Item 5 to report first quarter earnings.



				  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					NEW ENGLAND BUSINESS SERVICE, INC.
					----------------------------------
						  (Registrant)


November 12, 1996                       /s/John F. Fairbanks
-----------------                       --------------------------
Date                                       John F.Fairbanks
					   Principal Financial and
					   Accounting Officer