Form 10-Q
period 1996-12-28
NEW ENGLAND BUSINESS SERVICE INC
filed 1997-02-11
CIK 205700

UNITED STATES
	                   SECURITIES AND EXCHANGE COMMISSION
	                        WASHINGTON, D.C.  20549

	                              FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       		SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 28, 1996.

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

   			     Yes     X       No
	                            ---          ---

The number of common shares of the Registrant outstanding on January 24, 1997 was 13,093,619.

               		       NEW ENGLAND BUSINESS SERVICE, INC.
			      CONDENSED CONSOLIDATED BALANCE SHEET
		                       (In Thousands)

					   (unaudited)
                                             Dec. 28,         June 29,
					       1996             1996
					     --------         --------
ASSETS
Current Assets
   Cash and cash equivalents                 $  5,302         $  6,508
   Short term investments                       1,603           10,868
   Accounts receivable                         32,768           30,636
   Inventories                                  8,863            8,675
   Direct mail advertising and prepaid exps     5,022            5,176
   Deferred income tax benefit                  9,473            9,471
         				     --------         --------
       	  Total current assets                 63,031           71,334


Property and equipment - net                   31,219           31,012

Property Held for Sale                            781              631

Other Assets - net                                495              565
                                             --------         --------
TOTAL ASSETS                                 $ 95,526         $103,542
                                             ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                          $ 10,460         $  8,575
   Accrued expenses                            22,507           18,698
                                              -------          -------
	        Total current liabilities      32,967           27,273

  Deferred Income Taxes                           402              353

STOCKHOLDERS' EQUITY
   Preferred stock
   Common stock                                14,077           14,005
   Additional paid in capital                  14,723           13,603
   Cumulative foreign currency translation
     adjustment                             (   1,405)       (   1,761)
   Retained earnings                           51,084           50,069
                                             --------         --------
	          Total                        78,479           75,916
   Less: treasury stock                     (  16,322)       (       0)
                                             --------         --------
   Stockholders' Equity                        62,157           75,916
                                             --------         --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $ 95,526         $103,542
                                             ========         ========



              See Notes to Unaudited Consolidated Financial Statements

                        NEW ENGLAND BUSINESS SERVICE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                       (In Thousands Except Per Share Data)
                                 (unaudited)

                               	  Three Months Ended        Six Months Ended
                                  ------------------        ----------------
				  Dec. 28,  Dec. 30,       Dec. 28,   Dec. 30,
                                    1996      1995           1996       1995
                                  --------  --------      ---------  ---------

NET SALES                         $ 63,203  $ 67,158      $ 123,905  $ 130,946

OPERATING EXPENSES:
  Cost of sales                     20,646    22,880         42,607     45,110
  Selling and advertising           22,062    25,426         44,431     50,311
  General and administrative        12,832    12,471         23,028     23,890
  Exit costs                          (158)       10          5,043      3,044
                                   -------   -------       --------   --------
    	Total operating expenses    55,382    60,787        115,109    122,355

INCOME FROM OPERATIONS               7,821     6,371          8,796      8,591

OTHER INCOME/(EXPENSE):
  Investment income                     71       241            243        542
  Gain on pension curtailment        1,543         0          1,543	     0
                                   -------   -------       --------   --------
INCOME BEFORE INCOME TAXES           9,435     6,612         10,582      9,133

PROVISION FOR INCOME TAXES:
  Federal                            2,704     1,998          3,071      2,682
  State                              1,031       702          1,133        996
                                   -------   -------       --------   --------
    Total                            3,735     2,700          4,204      3,678
                                   -------   -------       --------   --------

NET INCOME BEFORE LOSS ON
  EQUITY METHOD INVESTMENT           5,700     3,912          6,378      5,455

Loss on equity method investment
                                         0         0              0   (  1,002)
                                   -------   -------       --------   --------
NET INCOME                         $ 5,700   $ 3,912       $  6,378   $  4,453
                                   =======   =======       ========   ========

PER SHARE AMOUNTS:
  Net Income                       $   .43   $  . 26       $    .47   $    .30
                                   =======   =======       ========   ========

  Dividends                        $   .20   $   .20       $    .40   $    .40
                                   =======   =======       ========   ========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                       13,273    15,053         13,606     15,015
                                   =======   =======       ========   ========

               See Notes to Unaudited Consolidated Financial Statements

                          NEW ENGLAND BUSINESS SERVICE, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Thousands)
                                    (unaudited)

                                           	   Six Months Ended
                                                ----------------------
	                                        Dec. 28,      Dec. 30,
                                              	  1996          1995
                                                --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $  6,378      $  4,453
Adjustments to reconcile net income to cash:
  Depreciation and amortization                    4,915         9,778
  Deferred income taxes                               29     (   2,022)
  Gain on pension curtailment                  (   1,543)            0
  Other non-cash items                             4,973         6,518
Changes in assets and liabilities:
  Accounts receivable                          (   3,522)    (   5,017)
  Inventories, advertising mat'l and prepaid          16     (     111)
  Accounts payable                                 1,872           310
  Accrued expenses                                 1,774     (     881)
                                                --------      --------
Net cash provided by operating activities         14,892        13,028
                                                --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment          (   4,920)    (   4,339)
  Purchase of investments                      (   3,800)    (  18,195)
  Proceeds from sale of investments           	  13,064        13,449
                                                --------      --------
Net cash provided by (used in) investing
  activities                                       4,344     (   9,085)
                                                --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of debt                              (   7,850)            0
  Proceeds from credit line                        7,850             0
  Proceeds from issuing common stock               1,192         1,015
  Purchase of treasury stock                   (  16,322)            0
  Dividends paid                               (   5,363)    (   5,954)
                                                --------      --------
Net cash used in financing activities          (  20,493)    (   4,939)

EFFECT OF EXCHANGE RATE ON CASH                       51           182
                                                --------      --------

                      NEW ENGLAND BUSINESS SERVICE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (In Thousands)
                               (unaudited)

                                            	    Six Months Ended
                                                 ---------------------
						 Dec. 28,     Dec. 30,
                                           	   1996         1995
                                                 --------     --------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                   (   1,206)     (   814)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF YEAR                                             6,508       11,604
                                                  -------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 5,302     $ 10,790
                                                  =======     ========


              See Notes to Unaudited Consolidated Financial Statements

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


3.  Inventories
    -----------

    Inventories are carried at the lower of first-in, first-out cost or market. Inventories at December 28, 1996 and June 29, 1996 consisted of:

                                                   (unaudited)
                                      	             Dec. 28,        June 29,
                                                       1996           1996
                                                  ------------    -----------
     Raw paper                                    $    686,000    $   434,000
     Business forms and related office products      8,177,000      8,241,000
                                                  ------------    -----------
	      Total                                $ 8,863,000    $ 8,675,000
                                                   ===========    ===========

4.      Exit Costs
	----------

	During the first quarter of fiscal year 1997, the Company reached a joint decision with Kinko's Corporation to pursue a new strategy for its retail channel initiative. This decision resulted in the closure of the Company's 75 existing NEBS manned print desks in Kinko's stores, its administrative offices in Phoenix and its stationery plant in Scottsdale, Arizona. The accompanying consolidated statements of income include a $5,201,000 pretax charge for exit costs associated with this plan recognized in the first quarter ended September 28, 1996.

	The $5,201,000 pretax charge for exit costs consisted of estimated costs related to facility closures of $1,160,000, estimated equipment write-offs of $1,815,000 and estimated termination benefits of $2,226,000. Approximately 230 employees have been terminated as a result of the restructuring plan.

	During the second quarter of fiscal year 1997, the Company substantially completed a portion of its exit plan associated with the first quarter fiscal year 1997 charge. Accordingly, the above mentioned estimates were revised. These revisions include a $500,000 pretax exit credit to reflect a successful sub-lease arrangement of the Scottsdale, Arizona facility and an additional $342,000 pretax exit charge for higher than expected employee termination benefits recognized in the second quarter of fiscal year 1997.

	The balance of the reserve for exit costs at December 28, 1996 of $3,950,000 represents specifically identified employee termination benefits, equipment write-offs and facility closure costs. Cash payment related to these costs are expected to be made during fiscal year 1997.*

5.	Pension Plan
	------------

	During the second quarter of fiscal year 1997, the Company amended its defined benefit pension plan which provides benefits to the majority of its domestic employees. The amendment specifically freezes plan participation at December 31, 1996 and eliminates further benefit accruals after June 28, 1997. The Company currently expects to terminate the plan during calendar year 1997.* The Company recorded a plan curtailment gain of $1,543,000 in the second quarter ended December 28, 1996 associated with the plan amendment.

6.	Impairment of Long-Lived Assets
        -------------------------------

	As of June 29, 1996, the Company adopted SFAS No. 121, entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of this standard did not have a material effect on the accompanying consolidated financial statements.

7.      Debt Obligation
	---------------

	The Company obtained a $10,000,000 uncommitted line of credit during November 1996 from a major commercial bank, at rates to be quoted at the time of borrowing. At December 28, 1996, no amounts were outstanding under this line.

8.	Subsequent Event
      	----------------

	On January 8, 1997 the Company announced the completion of the acquisition of Standard Forms Limited, a U.K. based company, for $4.3 million. Standard Forms markets a line of business forms and stationery by direct mail and through a direct sales force principally to automotive accounts in the U.K. and in France. The acquisition will be accounted for using the purchase method. Accordingly, the purchase price will be allocated to assets acquired based on their fair values. The total cost in excess of net assets acquired will be amortized over a period of 25 years.

             	       MANAGEMENT DISCUSSION AND ANALYSIS

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities for the six months ended December 28, 1996 was $14.9 million and represented an increase of $1.9 million from the $13.0 million provided in the comparable period last year. The increase in operating cash flow was primarily the result of a reduction in cash used to fund the Company's non-cash working capital requirements.

Working capital at December 28, 1996 amounted to $30.1 million, including
$6.9 million of cash and short-term investments. This balance compares to working capital of $51.6 million, including cash and short-term investment balances of $26.9 million, at the same time last year. At June 29, 1996, working capital amounted to $44.1 million, including cash and short-term investments of $17.4 million. The $14 million reduction in working capital over the course of the last six months was due principally to cash outflows of $16.8 million associated with the repurchase of 1,024,800 shares of the Company's common stock, offset in part by an increase in accounts payable and accrued expenses balances.

Capital expenditures of $4.9 million for the six months ended December 28, 1996 were slightly higher than the $4.3 million expended for the first six months in fiscal 1996. The Company had no significant commitments for capital projects at quarter end. The Company anticipates that capital outlays will continue at the first half pace throughout fiscal year 1997.* Anticipated capital outlays for fiscal year 1997 are primarily related to a plan to upgrade the Company's order entry, financial and related systems.

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


Results of Operations
---------------------

Net sales decreased 5.9% to $63.2 million in the second quarter of fiscal 1997 from $67.2 million in last year's second quarter. The sales decrease was composed of approximately a $5.0 million or 7.4% decline attributable to discontinuation of Kinko's retail activities and the divestiture of the One-Write Plus product line, a $1.3 million or 1.9% decline attributable to higher promotional discounting, offset by a $1.2 million or 1.8% effective price increase and a $1.1 million or 1.6% unit volume increase.

Net sales for the six months ended December 28, 1996 decreased 5.3% to $123.9 million from $130.9 million in last year's comparable period. The sales decrease was composed of a $6.0 million or 4.6% decline attributable to the discontinuation of Kinko's retail activities and the divestiture of the One-Write Plus product line, a $0.9 million or 0.6% unit volume decline and a $1.3 million or 1.0% decline attributable to higher promotional discounting, offset in part by a $1.2 million or 0.9% effective price increase.

For the quarter of fiscal 1997, cost of sales decreased to 32.7% of sales from 34.1% in last year's comparable period and remained level at 34.4% of sales on a year to date basis. The second quarter decrease was due to improved manufacturing efficiency, reduced material costs, reduced freight costs and reduced manufacturing overhead expense during the quarter.

Selling and advertising expenses as a percentage of sales decreased to 34.9% in the second quarter of fiscal 1997 from 37.9% in last year's comparable quarter. On a year to date basis, selling and advertising expenses decreased to 35.9% of sales in fiscal 1997 from 38.4% in fiscal 1996. These decreases were primarily associated with reduced software technical support and development costs following the divestiture of One-Write Plus and reduced selling expenses related to the discontination of Kinko's retail activities. These cost savings were partially offset by an increase in direct mail advertising expense.

General and administrative expenses increased to 20.3% of sales in the second quarter of fiscal 1997 from 18.6% in last year's comparable quarter and to 18.6% in fiscal 1997 from 18.2% in fiscal 1996 on a year to date basis. The second quarter increase was primarily due to increased costs related to the Company's program to re-engineer its financial and operational information systems. The year to date increase was also due primarily to the information systems re-engineering cost increase offset by a reduction in expense recognized due to the revaluation of certain software-related assets in the first quarter of 1996.

During the first quarter of fiscal year 1997, the Company recorded a $5.2 million pre-tax charge, or $.21 per share, related to exit costs associated with a plan to close the Company's 75 NEBS manned print desks in Kinko's stores, its administrative offices in Phoenix and its stationery plant in Scottsdale, Arizona. The $5,201,000 pretax charge for exit costs consisted of facility closure costs of $1,160,000, equipment write-offs of $1,815,000 and postemployment benefits of $2,226,000 in conjunction with the termination of approximately 230 employees.

As a result of the successful negotiation of a sub-lease agreement on its Scottsdale, Arizona manufacturing facility, the Company reduced its estimate of facility closure costs and recognized a $500,000 exit credit in the second quarter of fiscal 1997. In addition, the Company revised its estimate of postemployment benefits due to its terminated employees and recognized an additional $342,000 in related exit costs during the second quarter.

The Company also expects to incur an additional $700,000 of operating expense during the remainder of fiscal year 1997 associated with the plan to restructure operations.* As of December 28, 1996 approximately $3,950,000 remains in the reserve. The restructuring plan is expected to be substantially completed during fiscal year 1997.*

Investment income decreased from fiscal year 1996 to fiscal 1997 due to lower investable balances.

The provision for income taxes as a percentage of pre-tax income has remained constant from fiscal 1996 to fiscal 1997 at approximately 40%.

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

       	      (10)(a) Revolving Credit Agreement between the Company and The First National Bank of Boston dated August 30, 1996. (Incorporated by reference to
				Exhibit 10(b) of the Company's Annual Report on Form 10-K for the Year ended June 29, 1996, filed September 11, 1996.)

	      (10)(b)		Uncommitted Line of Credit Agreement between the
				Company and The First National Bank of Boston dated November 19, 1996.

              (11)              Statement re computation of per share earnings.

	      (15)              Not applicable.

	      (18)              Not applicable.

       	      (19)              Not applicable.

	      (22)              Not applicable.

	      (23)              Not applicable.

    	      (24)              Not applicable.

              (27)              Article 5 Financial Data Schedule.

              (99)		Safe Harbor for Forward Looking Statements

          b. Reports on Form 8-K.

             No reports on Form 8-K were filed during the Company's second quarter.

                             			   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  	NEW ENGLAND BUSINESS SERVICE, INC.
					----------------------------------
			                              (Registrant)


February 11, 1997                       /s/John F. Fairbanks
-----------------                       --------------------------
Date                                       John F. Fairbanks
				           Principal Financial and
				           Accounting Officer