Form 10-Q
period 1997-03-29
NEW ENGLAND BUSINESS SERVICE INC
filed 1997-05-13
CIK 205700

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the period ended March 29, 1997.

                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ______ to ______

                      Commission file number 1-11427

                    NEW ENGLAND BUSINESS SERVICE, INC.
                    ----------------------------------
       (Exact name of the registrant as specified in its charter)

             Delaware                          04-2942374
             --------                          ----------
     (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)         Identification No.)

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

The number of common shares of the Registrant outstanding on May 7, 1997 was 13,482,033

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       NEW ENGLAND BUSINESS SERVICE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              (In Thousands)
                                                 (unaudited)
                                                   Mar. 29,       June 29,
                                                     1997           1996
                                                   --------       --------
ASSETS
Current Assets
  Cash and cash equivalents                        $  8,074       $  6,508
  Short term investments                                852         10,868
  Accounts receivable - net                          29,243         30,636
  Inventories                                         8,734          8,675
  Direct mail advertising and prepaid exps            6,336          5,176
  Deferred income tax benefit                         9,448          9,471
                                                   --------       --------
     Total current assets                            62,687         71,334

Property and equipment - net                         30,728         31,012

Property held for sale                                  631            631

Goodwill                                              5,775              0

Other Assets - net                                      652            565
                                                   --------       --------
TOTAL ASSETS                                       $100,473       $103,542
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS'EQUITY
Current Liabilities
  Accounts payable                                 $ 12,488       $  8,575
  Accrued expenses                                   21,602         18,698
                                                   --------       --------
     Total current liabilities                       34,090         27,273

Deferred Income Taxes                                   391            353

STOCKHOLDERS'EQUITY
  Common stock                                       14,102         14,005
  Additional paid-in capital                         15,218         13,603
  Cumulative foreign currency translation adj        (1,677)        (1,761)
  Retained earnings                                  54,469         50,069
                                                   --------       --------
     Total                                           82,112         75,916
Less: Treasury stock                                 16,120              0
                                                   --------       --------
Stockholders' Equity                                 65,992         75,916

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $100,473       $103,542
                                                   ========       ========

                See Notes to Unaudited Consolidated Financial Statements

                       NEW ENGLAND BUSINESS SERVICE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)
                                     Three Months Ended      Nine Months Ended
                                     March 29,  March 30,   March 29,  March 30,
                                       1997       1996        1997       1996
                                     ---------  ---------   ---------  ---------
NET SALES                            $ 64,127   $ 63,100    $188,032   $194,046
OPERATING EXPENSES:
  Cost of sales                        22,686     23,898      65,293     69,008
  Selling and advertising              20,982     25,496      65,413     75,807
  General and administrative           11,658      8,735      34,686     32,625
  Exit costs                             (500)         0       4,543      3,044
                                     --------   --------    --------   --------
     Total operating expenses          54,826     58,129     169,935    180,484

INCOME FROM OPERATIONS                  9,301      4,971      18,097     13,562

OTHER INCOME/(EXPENSE):
  Investment income                        58        333         301        875
  Gain on pension curtailment             644          0       2,187          0
  Gain on sale of product line              0        435           0        435
                                     --------   --------    --------   --------
INCOME BEFORE TAXES                    10,003      5,739      20,585     14,872

PROVISION FOR INCOME TAXES              3,999      2,213       8,203      5,891
                                     --------   --------    --------   --------
NET INCOME BEFORE LOSS ON EQUITY
 METHOD INVESTMENT                      6,004      3,526      12,382      8,981

Loss on equity method investment            0        182           0       (820)
                                     --------   --------    --------   --------
NET INCOME                           $  6,004   $  3,708    $ 12,382   $  8,161
                                     ========   ========    ========   ========
PER SHARE AMOUNTS:
Net Income                                .45        .25         .91        .55
                                     ========   ========    ========   ========
Dividends                                 .20        .20         .60        .60
                                     ========   ========    ========   ========
WEIGHTED AVERAGE SHARES OUTSTANDING    13,438     15,016      13,570     14,994
                                     ========   ========    ========   ========

                See Notes to Unaudited Consolidated Financial Statements

                       NEW ENGLAND BUSINESS SERVICE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (unaudited)
                                                       Nine Months Ended
                                                    March 29,     March 30,
                                                      1997          1996
                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                          $  12,382     $   8,161
Adjustments to reconcile net income to cash:
  Depreciation and amortization                         7,336         8,974
  Deferred income taxes                                    51        (2,485)
  Gain on pension curtailment                          (2,187)            0
  Other non-cash items                                  3,144         6,935
Changes in assets and liabilities:
  Accounts receivable                                     624        (5,005)
  Inventories and prepaid expenses                        407         1,165
  Accounts payable                                      1,974         1,067
  Accrued expenses                                      1,435        (2,395)
                                                    ---------     ---------
Net cash provided by operation activities              25,166        16,417

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                  (6,086)       (6,091)
  Purchase of investments                              (3,800)      (24,803)
  Proceeds from sale of investments                    13,815        19,029
  Proceeds from sale of building                            0         3,465
  Proceeds from sale of product line                        0         4,500
  Other assets                                              0           300
  Acquisition of subsidiary                            (4,300)            0
                                                    ---------     ---------
Net cash used in investing activities                    (371)       (3,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of debt                                     (10,338)            0
  Proceeds from credit line                             9,450             0
  Proceeds from issuing common stock                    1,712         1,884
  Purchase of treasury stock                          (16,120)            0
  Dividends paid                                       (7,982)       (8,944)
                                                    ---------     ---------
Net cash used in financing activities                 (23,278)       (7,060)



EFFECT OF EXCHANGE RATE ON CASH                            49           167

NET INCREASE IN CASH AND CASH EQUIVALENTS               1,566         5,924

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          6,508        11,604
                                                    ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   8,074     $  17,528
                                                    =========     =========

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


3. Inventories
   -----------
   Inventories are carried at the lower of first-in, first-out cost or market. Inventories at March 29, 1997 and June 29, 1996 consisted of:



                                                 (unaudited)
                                                    Mar. 29,      June 29,
                                                      1997          1996
                                                  ----------    ----------
    Raw paper                                     $  551,000    $  434,000
    Business forms and related office products     8,183,000     8,241,000
                                                  ----------    ----------
    Total                                         $8,734,000    $8,675,000


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

   During the third quarter of fiscal year 1997, the Company revised the exit plan estimate relating to equipment write-offs, and recognized a pretax exit credit of $500,000 due to a higher recovery of costs on equipment disposal and transfer than originally estimated.

   The balance of the reserve for exit costs at March 29, 1997 amounted to $2,257,000 and represents specifically identified employee termination benefits, equipment write-offs and facility closure costs. Cash payments related to these costs are expected to be substantially completed during fiscal year 1997.*

5. Pension Plan
   ------------
   During the second quarter of fiscal year 1997, the Company amended its defined benefit pension plan which provides benefits to the majority of its domestic employees. The amendment specifically freezes plan participation at December 31, 1996 and eliminates further benefit accruals after June 28,1997. The Company currently expects to terminate the plan during calendar year 1997.* The Company recorded a plan curtailment gain of $1,543,000 in the second quarter ended December 28, 1996 associated with the plan amendment. During the third quarter of fiscal year 1997, the actuarial estimate of the plan curtailment gain was revised to reflect updated information and resulted in the recognition of an additional $644,000 curtailment gain.


6. Impairment of Long-Lived Assets
   -------------------------------
   As of June 29, 1996, the Company adopted SFAS No. 121, entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of this standard did not have a material effect on the accompanying consolidated financial statements.


7. Earnings Per Share
   ------------------
   In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This new standard requires dual presentation of basic and diluted earnings per share
   (EPS) on the face of the earnings statement and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. This statement will be effective in the second quarter of the Company's 1998 fiscal year. The Company's current EPS calculation would not change significantly to conform to basic EPS.

8. Debt Obligation
   ---------------
   During March 1997, the Company terminated two existing lines of credit in the total amount of $20,000,000 and entered into a five year, $60,000,000 committed, unsecured, revolving line of credit agreement with two major commercial banks. Under this credit agreement, the Company has the option to borrow at the Eurodollar rate plus a spread or the agent bank's base lending rate prevailing from time to time. At March 29, 1997, no amounts were outstanding under this line.

9. Acquisition
   -----------
   On January 8, 1997, the Company acquired Standard Forms Limited ("SFL"), a U.K. based company, for $4,300,000. SFL markets a line of business forms and stationery by direct mail and through a direct sales force principally to automotive accounts in the U.K. and in France. The acquisition was accounted for under the purchase method of accounting. Accordingly, SFL's results of operations are included in the accompanying financial statements from the date of acquisition. The purchase price was allocated to the net assets acquired based on the fair value of such assets and liabilities. The total cost in excess of net assets acquired will be amortized over a period of 25 years.

10.Subsequent Event
   ----------------
   On March 31, 1997, the Company announced the completion of the acquisition of all the assets and certain liabilities of Chiswick Trading, Inc. ("Chiswick") for consideration of approximately $34,600,000 in cash and approximately $8,400,000 in shares of NEBS common stock, for an aggregate purchase price of $43,000,000. Chiswick markets a line of retail and industrial packaging, shipping and warehouse supplies sold primarily to small wholesalers, manufacturers and retailers. The acquisition will be accounted for under the purchase method. The purchase price will be allocated to the net assets acquired based on their fair values.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT DISCUSSION AND ANALYSIS

Liquidity and Capital Resources
-------------------------------
Cash provided by operating activities for the nine months ended March 29, 1997 was $25.2 million and represented an increase of $8.8 million from the $16.4 million provided in the comparable period last year. The increase in operating cash flow was primarily the result of higher net income and a reduction in cash used to fund changes in the Company's working capital assets and liabilities.

Working capital at March 29, 1997 amounted to $28.6 million, including $8.9 million of cash and short term investments. This balance compares to working capital of $62.2 million, including cash and short term investment balances of $34.7 million, at the same time last year. At June 29, 1996, working capital amounted to $44.1 million, including cash and short term investments of $17.4 million. The $15.4 million reduction in working capital over the course of the last nine months was due principally to cash outflows of $16.8 million associated with the repurchase of 1,023,800 shares of the Company's common stock, offset in part by an increase in accounts payable and accrued expenses balances.

Capital expenditures for the nine months ended March 29, 1997 and for first nine months in fiscal 1996 were $6.1 million. The Company had no significant commitments for capital projects at quarter end. The Company anticipates that capital outlays will continue at the same pace throughout fiscal year 1997.* Anticipated capital outlays for fiscal year 1997 are primarily related to a plan to upgrade the Company's order entry, financial and related systems.

In addition to its present cash and investment balances, the Company has consistently generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. However, should the Company need additional funds, it has recently obtained a new unsecured line of credit with two major banks for $60.0 million. At March 29, 1997, there were no outstanding balances against this line. On March 31, 1997, subsequent to the end of the quarter, the Company borrowed $30.0 million against this line to partially fund the acquisition of the assets and certain liabilities of Chiswick Trading, Inc.

Results of Operations
---------------------
Net sales increased 1.0 million or 1.6% to $64.1 million in the third quarter of fiscal 1997 from $63.1 million in last year's third quarter. The sales increase was composed of approximately a $3.8 million or 6.0% decline attributable to the discontinuation of Kinko's retail activities and the divestiture of the One-Write Plus product line, a $1.5 million or 2.4% decline attributable to higher promotional discounting, offset by a $2.5 million or 4.0% effective price increase, a $1.7 million or 2.7% unit volume increase, and a $2.1 million or 3.3% increase associated with the acquisition of Standard Forms Limited in January, 1997.

Net sales for the nine months ended March 29, 1997 decreased 3.1% to $188.0 million from $194.0 million in last year's comparable period. The sales decrease was composed of a $9.8 million or 5.1% decline attributable to the discontinuation of Kinko's retail activities and the divestiture of the One-Write Plus product line, and a $2.8 million or 1.4% decline attributable to higher promotional discounting, offset in part by a $3.7 million or 1.9% effective price increase, a $0.8 million or 0.4% unit volume increase and a $2.1 million or 1.1% increase associated with the acquisition of Standard Forms Limited in January, 1997.

For the third quarter of fiscal 1997, cost of sales decreased to 35.4% of sales from 37.9% in last year's comparable period and decreased to 34.7% from 35.6% of sales on a year to date basis. This decrease was due to improved manufacturing efficiency, reduced material costs, reduced freight costs and reduced manufacturing overhead expense during the quarter and the year.

Selling and advertising expense decreased to 32.7% of sales in the third quarter of fiscal 1997 from 40.4% of sales in last year's comparable quarter. On a year to date basis, selling and advertising expenses decreased to 34.8% of sales in fiscal 1997 from 39.1% in fiscal 1996. These decreases were primarily associated with reduced software technical support and development costs following the divestiture of One-Write Plus and reduced selling expenses related to the discontinuation of Kinko's retail activities. These cost savings were partially offset by an increase in direct mail advertising expense during the year.

General and administrative expense increased to 18.2% of sales in the third quarter of fiscal 1997 from 13.8% in last year's comparable quarter and to 18.4% in fiscal 1997 from 16.8% in fiscal 1996 on a year to date basis. The third quarter increase was primarily due to non-recurring credits recognized in the third quarter of fiscal 1996 and to increased costs in the third quarter of 1997 related to the Company's program to re-engineer its financial and operational information systems. The year to date increase was due primarily to non-recurring credits recognized in the third quarter of fiscal 1996, and to increased costs for the information systems re-engineering program offset in part by a reduction in expense recognized due to the revaluation of certain software-related assets during the first quarter of 1996.

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

As a result of the successful negotiation of a sub-lease agreement on its Scottsdale, Arizona manufacturing facility, the Company reduced its estimate of facility closure costs and recognized a $500,000 exit credit in the second quarter of fiscal 1997. In addition, the Company revised its estimate of postemployment benefits due to its terminated employees and recognized an additional $342,000 in related exit costs during the second quarter. In the third quarter of fiscal 1997, the Company revised the exit plan estimate relating to equipment write-offs and recognized a pretax exit credit of $500,000 due to a higher recovery of costs on equipment disposal and transfer than originally estimated.

The Company does not expect to incur any additional operating expense during the remainder of fiscal year 1997 associated with the plan to restructure operations.* As of March 29, 1997, approximately $2,257,000 remains in the exit cost reserve. The restructuring plan is expected to be substantially completed during fiscal year 1997.*

Investment income decreased from fiscal year 1996 to fiscal 1997 due to lower investable cash balances.

The provision for income taxes as a percentage of pre-tax income has remained constant during fiscal 1997 at approximately 40%, and consistent with the effective rate for the entire fiscal 1996 year.

In 1996 the Company's adoption of Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", was not significant to the financial statements.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which will become effective during the second quarter of the Company's 1998 fiscal year. SFAS No. 128 will require the Company in that quarter ended December 27, 1997 to restate all previously reported earnings per share information to conform with the new pronouncement's requirements.

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

Item 2.  CHANGES IN SECURITIES

         (c) On March 31, 1997, NEBS acquired the assets and certain liabilities of Chiswick Trading, Inc. ("Chiswick") for a total consideration of approximately $43,000,000 pursuant to an Asset Purchase Agreement dated March 31, 1997. As partial consideration for the assets acquired, NEBS issued to Chiswick 365,217 shares of its common stock, $1.00 par value, valued at approximately $8,400,000. The issuance of such shares was not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption for transactions not involving a public offering contained in
Section 4(2) of the Securities Act. The shares so issued contain restrictive legends prohibiting transfer of the shares in the absence of an effective registration statement or an exemption permitting transfer without registration. No commission was paid to any underwriter in connection with the issuance of such shares.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

Item 5.  OTHER INFORMATION

    Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

            Exhibit No.  Description
            -----------  -----------

              (2)        Not applicable.

              (3)(a) Certificate of Incorporation of the Registrant (Incorporated by reference to the Company's Current Report on Form 8-K dated October 31, 1986.)

              (3)(b) Certificate of Merger of New England Business Service, Inc. (a Massachusetts corporation) and the Company, dated October 24, 1986 amending the Certificate of Incorporation of the Company by adding Articles 14 and 15 thereto. (Incorporated by reference to the Company's Current Report on Form 8K dated October 31, 1986.)

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

              (10)(a) Asset Purchase Agreement by and among New England Business Service, Inc., Chiswick Trading, Inc. and Theodore Pasquarello dated as of March 31, 1997. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 15, 1997.)

              (10)(b) Revolving Credit Agreement dated as of March 26, 1997, by and among New England Business Service, Inc., The First National Bank of Boston and Fleet National Bank (together with certain other financial institutions, the Banks), The First National Bank of Boston, as agent for the Banks, and Fleet National Bank, as documentation agent for the Banks. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 15, 1997.)

              (10)(c) Lease between Theodore Pasquarello, as Trustee of the E.B. Realty Trust (Landlord) and New England Business Service, Inc. (Tenant) for the land and improvements located at 33 Union Avenue, Sudbury, MA 01776.

              (10)(d) Agreement to Furnish Copies of Omitted Exhibits to Lease Agreement between Theodore Pasquarello, as Trustee of the E.B. Realty Trust (Landlord) and New England Business Service, Inc. (Tenant).

              (10)(e) Lease between Theodore Pasquarello and Eileen Pasquarello, as Trustees of The Paris Trust (Landlord) and New England Business Service, Inc. (Tenant) for the land and improvements located at 31 Union Avenue, Sudbury, MA 01776.

              (10)(f) Agreement to Furnish Copies of Omitted Exhibits to Lease Agreement between Theodore Pasquarello and Eileen Pasquarello, as Trustee of The Paris Trust (Landlord) and New England Business Service, Inc. (Tenant).

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

              (23)       Not applicable.

              (24)       Not applicable.

              (27)       Article 5 Financial Data Schedule

              (99)       Safe Harbor for Forward Looking Statements


         b. Reports on Form 8-K.

            On April 15, 1997, under Item 2 on Form 8-K, the Company reported the acquisition of all the assets and assumption of certain liabilities of Chiswick Trading, Inc. Under Item 5 of the same Form 8-K, the Company reported the execution of a $60,000,000 Revolving Credit Agreement.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NEW ENGLAND BUSINESS SERVICE, INC.
                                            ----------------------------------
                                                      (Registrant)

May 13, 1997                                /s/John F. Fairbanks
------------                                --------------------
Date                                        John F. Fairbanks
                                            Principal Financial and
                                            Accounting Officer