Form 10-K
period 1997-06-28
NEW ENGLAND BUSINESS SERVICE INC
filed 1997-09-12
CIK 205700

LOGO


FORM
  10-K
Nineteen
 Ninety-Seven

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (FEE REQUIRED)
                    FOR THE FISCAL YEAR ENDED JUNE 28, 1997

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


                                                          01471
           500 MAIN STREET                             (ZIP CODE)
        GROTON, MASSACHUSETTS
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (508) 448-6111

Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
                                                                 ON
             TITLE OF EACH CLASS                          WHICH REGISTERED
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the Registrant's Common Stock, par value $1.00 per share, held by stockholders who are not affiliates of the Registrant at August 29, 1997 as computed by reference to the closing price of such stock on that date was approximately $416,949,335.

  The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at August 29, 1997 was 13,670,470.

DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement sent to stockholders in connection with the Annual Meeting to be held on October 24, 1997 are incorporated by reference into Items 10, 11, 12 and 13 (Part III) of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  Founded in 1952, New England Business Service, Inc. (which, with its branch, NEBS Business Stationery located in the United Kingdom, and its wholly-owned subsidiaries, Shirlite, Ltd., Standard Forms Ltd., and Standard Forms Holdings, Ltd. of the United Kingdom, NEBS Business Forms Limited of Midland, Ontario and SYCOM, Inc., shall be referred to as the "Company") is a Delaware corporation with principal executive offices located at 500 Main Street, Groton, Massachusetts 01471. The Company's main telephone number is
(508) 448-6111.

  Reference is made to the information contained in Note 14, Financial Information by Geographic Area, in the Notes to the Consolidated Financial Statements contained in Item 8 of Part II of this Annual Report on Form 10-K for the fiscal year ended June 28, 1997 for information regarding business segments.

PRODUCTS

  The Company's product line consists of over 1,000 standardized imprinted manual and computer business forms, checks and check writing systems, stationery, labels, custom forms and other printed products principally designed and imprinted in-house. The Company also distributes more than 8,800 industrial shipping and packaging products including corrugated boxes, polyethylene bags, tape, labels and shrink wrap and distributes supplies such as bags, ribbons, gift wrap and bows. In addition, the Company distributes a select line of proprietary and third-party software packages designed to meet small business needs. Products are either specifically designed for individual lines of business or are of a type universally used by small businesses and professional offices. The Company's full range of products are enhanced by high quality, fast delivery, competitive prices and extensive product guarantees.

  The Company's standard manual business forms include billing forms, work orders, job proposals, purchase orders, invoices and personnel forms. Standard manual business forms are designed to provide small businesses with the financial and other business records necessary to efficiently manage a business. The Company's stationery line, including letterhead, envelopes and business cards, is available in a variety of formats and ink colors designed to provide small businesses with a professional image. Checks and check writing systems are designed to facilitate payments, the recording of transactional information and the posting of related bookkeeping entries.

  The Company also offers a full line of printed products compatible with the software which the Company distributes and compatible with over 3,500 other third-party computer software packages commonly used by small businesses. The Company's computer business forms, including checks, billing forms, work orders, purchase orders and invoices are designed to provide automated small businesses with the records necessary to efficiently manage a business.

  Promotional products, including labels, pricing tags, signage and seasonal greeting cards are designed to fulfill a variety of selling and marketing activities and to provide small businesses with a professional image. Additionally, the Company has designed a line of filing systems and appointment products specifically for use in small professional offices.

  The Company's packaging and shipping supplies, including bags and bag closures, bubble and polystyrene fill, wrapping materials, boxes, tapes and mailers are used principally by small wholesalers, manufacturers and distributors as containers to package, distribute and market their products. The Company's line of retail supplies, including bags, ribbons, gift wrap and bows are used by small retailers to package and market their products.

  Additionally, the Company offers the NEBS Colors(TM) line of printed products. NEBS Colors offers a select line of color and image coordinated business forms and checks designed to provide small businesses with a single source for affordable, coordinated and professional image building materials. The Company also offers customers a logo design service.

  The Company's line of NEBS(R) proprietary software consists of easy-to-use forms-filling packages. In addition, the Company distributes software products including One-Write Plus(R) and Quickbooks(R) accounting software, Page Magic(R) desktop publishing software and a line of products designed by MySoftware Company(TM). Software distributed by the Company is designed to perform a variety of tasks required to manage and promote a small business, and is compatible with the full range of business forms and other printed products offered by the Company.

PRODUCT DEVELOPMENT AND RESEARCH

  The Company's products are designed principally by an in-house product development staff or are obtained from third-party sources by in-house buyers. The Company relies upon direct field research with customers and prospects, focus groups, mail surveys, feedback from retail distributors, retailers, representatives and unsolicited suggestions to generate new product ideas. Product design efforts are accomplished or directed by Company design personnel who employ manual and computer design methods to create products. Product redesign efforts range from minor revisions of existing manual business forms to the creation and design of a consistent and coordinated line of products such as the NEBS Colors(TM) line of printed products. Throughout the design process, the Company solicits comments and feedback from customers and prospects, and tests market acceptance through a variety of direct mail and selling test methods.

SALES AND MARKETING

  The Company has established two distinct channels of distribution. The Company's primary channel is direct mail order in which promotional materials advertising the Company's products are delivered by mail to approximately 1,300,000 customers and approximately 8,000,000 prospective customers each year under the NEBS, Chiswick, Bags & Bows, SYCOM, Main Street and Standard Forms brand names. The Company's direct marketing efforts are supplemented by the prospecting and account development efforts of a 29 person field sales force and a 68 person outbound telemarketing group. A separate dealer channel is an established, growing channel which includes a broad network of over 30,000 independent dealers.

  The Company's success to date has largely been the result of effective direct marketing and the strength of its customer relationships. Targeted mail order marketing in combination with focused telemarketing allows the Company to identify and penetrate numerically and geographically dispersed but, in the aggregate, significant markets. The Company targets small businesses with 100 or fewer employees within these markets with specialized promotions and products specifically designed to meet small business needs. In the direct mail channel, the Company's promotional materials contain one or more order forms to be completed by the customer and either telephoned, mailed or faxed to the Company. Over 83% of direct marketing customer orders are received over the Company's network of toll-free telephone and data lines. The Company has a three-year telephone service contract with MCI Telecommunications Corporation covering service levels and long distance rates. This contract expires in September 1999. The Company also maintains a World Wide Web site for promotion and order taking.

  The Company's promotional materials include several reference catalogs containing a comprehensive display of the Company's forms and checks, shipping supplies and retail supplies product offerings. In addition the Company utilizes smaller catalogs focused on specific products or targeted to a specific small business segment, promotional circulars with samples, flyers, inserts included with invoices, statements and product shipments. The Company relies to a lesser extent on advertising space in magazines and post card packages to generate sales leads from prospective customers. The Company utilizes the United States or the local country postal service for distribution of most of its advertising materials.

  The Company's sophisticated and extensive marketing database and customer/prospect lists constitutes a competitive advantage. The Company is able to select names and plan promotional mailings based on a variety of customer/prospect attributes including status as customer or prospect, line of business, product purchase history, purchase frequency or purchase dollar volume. The Company also rents prospect lists from third-party sources.

  Coated paper costs for promotional materials and postal rates for third class mail have increased significantly over the past five years. The Company has been able to offset the impact of postal and paper cost increases with cost reduction programs and selective product price increases.

  In addition to direct mail, the Company is expanding its penetration of the retail marketplace through a network of participating, independent dealers. The Company distributes a private label version of a full line of standard and customized manual and computer forms and related products such as checks and labels through this dealer network. The Company's participating independent dealers typically include local printers, business forms dealers, stationers, computer stores and system houses which number in excess of 30,000.

RAW MATERIALS, PRODUCTION AND DISTRIBUTION

  The Company produces semi-finished business forms on high speed roll-fed presses from raw paper. The Company also purchases partially printed forms from a number of industry sources at competitive prices. The Company has a contract for the purchase of carbonless paper with favorable terms that expires in July 2000. The Company has no other long-term contracts with any of its paper suppliers. The cost of paper used for products and promotional materials constitutes, directly or indirectly, less than 20% of sales.

  The Company operates printing equipment specifically designed to meet the demands of short-run printing. Typesetting and imprinting of customer headings are accomplished with computerized typesetters, platemaking systems, letter presses and offset presses. In addition, the Company operates manual and semi-automatic bindery equipment. A number of the Company's presses have been designed or substantially modified to meet the short-run demands of small businesses. These specialized presses allow the Company to produce small-order quantities with greater efficiency than possible with the stock equipment available from typical printing press equipment suppliers. The Company has invested significantly in electronic prepress equipment and digital imaging presses to meet the demand for short-run color printing.

  The Company's Chiswick division principally utilizes a "pick and pack" operation to aggregate stock packaging, retail and shipping products from warehoused inventory into distinct order groups, and to package them for shipment to the customer. The Company's packaging and shipping products are obtained from a large number of industry sources at competitive prices.

  The Company has no significant backlog of orders. The Company's objective is to produce and ship product as expediently as possible following receipt of a customer's order. During fiscal 1997, over 50% of forms, checks and related products were produced and shipped within one day and 90% within four days of order. The Company's stock packaging, shipping and related supplies are routinely shipped within 24 hours of receipt of a customer order.

  To facilitate expedient production and shipment of product, the Company maintains significant inventories of raw paper ($586,000 at June 28, 1997), and partially printed business forms, packaging, shipping and retail supplies, and related office products ($10,983,000 at June 28, 1997).

  The Company ships in excess of 90% of its products to customers by United Parcel Service of America, Inc. under the terms of a multiyear contract at scheduled contract prices. This contract expires in September 1997 and is currently being renegotiated. To a much lesser extent, the Company uses Parcel Post and overnight delivery services for distribution of its products to customers. The Company bills the customer for all direct shipping and handling charges.

COMPETITION

  The Company's primary competitors for printed products and stationery are the approximately 25,000 local/quick printers and 16,000 business forms dealers in the United States, Canada and the United Kingdom. In addition, approximately 5,000 contract stationers and six major office product superstores, operating a combined total of about 1,500 retail locations, offer a variety of preprinted business forms to businesses in their immediate trading area. Local printers have an advantage of physical proximity to customers, but generally do not have the capability of producing a broad array of products, particularly those having a complex construction. In addition, local printers may lack the economies of scale to produce a small order for a single customer on a cost effective basis. General purpose, preprinted business forms offered by stationers and office products superstores are typically price competitive with the Company's forms, but lack the design and functionality for specific lines of business and the customized customer information options available with the Company's products.

  At present, approximately 10 to 15 major independent companies or divisions of larger companies market business forms, stationery and supplies by mail order in the United States and Canada. The primary competitive factors influencing a customer's purchase decision are printing accuracy, product guarantees, speed of delivery, breadth of product line, price and customer service. The Company believes that it is the leading mail order marketer of business forms to the very small business market in the United States, Canada and the United Kingdom. The Company defines the very small business market as companies with fewer than 20 employees.

  The Company's Chiswick division principally competes with numerous local and regional industrial supplies jobbers and distributors. The Company also competes against several national catalog direct marketing companies that distribute packaging, shipping and industrial supplies. The primary competitive factors influencing a customer's purchase decision are breadth of product line, price and speed of delivery.

EMPLOYEES

  The Company had 2,164 full and part-time employees at June 28, 1997. The Company sponsors a number of employee benefit plans including medical and hospitalization insurance plans and a 401(k) salary deferral plan. The Company believes its relationship with its employees to be satisfactory.

ENVIRONMENT

  To the Company's knowledge, no material action or liability exists on the date hereof arising from the Company's compliance with federal, state and local statutes and regulations relating to protection of the environment.

ITEM 2. PROPERTIES

  The Company owns land and buildings in Massachusetts, New Hampshire, Missouri, Canada, and the United Kingdom. The Company leases manufacturing and/or office space in Arizona, Massachusetts, Wisconsin, the United Kingdom and France. The Company sub-leases office space to a third party in Arizona. The Company owns land in Georgia and Arizona.

  In Groton, Massachusetts, the Company owns a 126,000 square foot office building situated on 36 acres of land. The building was constructed in 1978 and expanded in 1982. The Groton property provides office space for marketing, administrative, information resource, purchasing, finance and executive personnel.

  In Townsend, Massachusetts, the Company owns a 130,000 square foot manufacturing and administrative facility situated on 15 acres of land. The building was originally constructed in 1959 and expanded from time to time through 1989.

  In Peterborough, New Hampshire, the Company owns a 128,500 square foot manufacturing and administrative facility situated on 48 acres of land. The building was originally constructed in 1975 and expanded in 1978.

  In Maryville, Missouri, the Company owns a 97,000 square foot manufacturing facility situated on 50 acres of land. The building was constructed in 1980.

  In Midland, Ontario, the Company owns a 105,000 square foot administrative and manufacturing facility situated on 8 acres of land. The facility was originally constructed in 1985 and expanded in 1989.

  In Chester, England, the Company owns a 36,000 square foot office and production facility situated on 4 acres of land. The facility was originally constructed in 1989.

  The Company owns 2.8 acres of land in Flagstaff, Arizona and 16.9 acres of land in Douglasville, Georgia. Plans are in progress to construct a 25,000 square foot telemarketing office in Flagstaff during fiscal year 1998.

  The Company also leases 199,700 square feet of administrative and warehouse space in Sudbury, Massachusetts; 25,000 square feet in Flagstaff, Arizona; 1,000 square feet in Madison, Wisconsin for administrative purposes; 2,000 square feet in Woburn, Massachusetts for sales purposes; 22,600 square feet of space in Romsey, England and 12,900 square feet near Tours, France for manufacturing and administrative purposes.

  The Company leases, and sub-leases to a third party, 1,390 square feet of office space in Phoenix, Arizona.

  With reference given to the 25,000 square foot telemarketing facility currently under construction in Flagstaff, Arizona, the Company believes its existing production and office facilities are adequate for its present and foreseeable future needs.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

COMMON STOCK

  Shares of the Company's Common Stock trade principally on the New York Stock Exchange. High and low bid prices of the Company's Common Stock for each quarter on such exchange were as follows:

FISCAL 1997               HIGH   LOW
-----------              ------ ------
1st Quarter............. 19 3/8 15
2nd Quarter............. 21 5/8 17 3/8
3rd Quarter............. 26     19 5/8
4th Quarter............. 29 7/8 25 1/8

FISCAL 1996               HIGH   LOW
-----------              ------ ------
1st Quarter............. 21 1/2 18
2nd Quarter............. 23 3/4 19
3rd Quarter............. 22 1/8 16 1/2
4th Quarter............. 19 5/8 14 1/2

  Notes 6, 7, 8 and 15 to the Consolidated Financial Statements contained in
Item 8 of this Report are incorporated herein by reference. The number of record holders of the Company's Common Stock at August 29, 1997 was 669. The Company estimates the number of beneficial owners of the Company's Common Stock to be 6,000 at August 29, 1997.

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY
(IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS AND OTHER STATISTICS)

                           JUNE 28,   JUNE 29,   JUNE 30,   JUNE 24,   JUNE 25,
FOR THE FISCAL YEAR ENDED   1997(A)    1996(B)    1995(C)    1994(D)     1993
-------------------------  ---------  ---------  ---------  ---------  ---------
INCOME STATISTICS
Net Sales...............   $ 263,424  $ 254,954  $ 263,724  $ 251,253  $ 237,144
Income before income
 taxes and accounting
 changes................      31,380     21,055     28,492     27,599     24,090
Percent of sales........        11.9%       8.3%      10.8%      11.0%      10.2%
Taxes on income.........      12,731      8,306     11,818     12,036      9,873
Percent of sales........         4.8%       3.3%       4.5%       4.8%       4.2%
Net income before equity
 in losses of investment
 and accounting
 changes................      18,649     12,749     16,674     15,563     14,217
Percent of sales........         7.1%       5.0%       6.3%       6.2%       6.0%
Percent of stockholders'
 equity.................        23.1%      16.8%      18.2%      15.6%      15.0%
Per common share........        1.37       0.86       1.09       1.01       0.93
Net Income..............      18,649     11,929     16,298     15,563     14,217
Percent of sales........         7.1%       4.7%       6.2%       6.2%       6.0%
Percent of stockholders'
 equity.................        23.1%      15.7%      17.8%      15.6%      15.0%
Per common share........        1.37       0.81       1.07       1.01       0.93
Dividends per common
 share..................        0.80       0.80       0.80       0.80       0.80
---------------------------------------------------------------------------------
BALANCE SHEET STATISTICS
Current assets..........   $  68,426  $  71,334  $  77,509  $  85,288  $  68,966
Current liabilities.....      33,327     27,273     32,169     30,418     25,293
Working capital.........      35,099     44,061     45,340     54,870     43,673
Current ratio...........         2.1        2.6        2.4        2.8        2.7
Total assets............     141,196    103,542    124,546    131,691    120,624
Long-term debt..........      27,000          0          0          0          0
Stockholders' equity....      80,581     75,916     91,523     99,479     94,668
Average common shares
 outstanding............      13,643     14,773     15,245     15,364     15,269
Book value per common
 share..................        5.92       5.42       6.16       6.43       6.19
---------------------------------------------------------------------------------
OTHER FINANCIAL
 STATISTICS
Capital expenditures....   $   9,567  $   9,388  $  10,804  $   6,054  $   6,475
Depreciation and
 amortization...........       9,090     10,329     12,676     11,623      9,953
---------------------------------------------------------------------------------
OTHER STATISTICS
Number of employees.....       2,164      2,014      2,055      2,083      2,217
Number of stockholders..       6,000      5,800      5,600      5,700      5,400
Number of active
 customers..............   1,297,000  1,238,000  1,292,000  1,285,000  1,210,000
Facilities (in square
 feet)..................     886,000    708,000    743,000    794,000    793,000

--------
(A) Included in the 1997 results is a $3.8 million pretax charge, or $.17 per share, related to the closure of the Company's retail initiative with Kinko's and a $2.2 million pretax gain, or $.10 per share, from the curtailment of the Company's defined-benefit pension plan.
(B) Included in the 1996 results is a $3.04 million pretax charge, or $.12 per share, related to the closure of the Company's Flagstaff, Arizona manufacturing facility.
(C) Included in the 1995 results is a $1.96 million pretax charge, or $.07 per share, related to integration of the Company's SYCOM subsidiary.
(D) Included in the 1994 results is a $5.45 million pretax charge, or $.21 per share, related to a restructuring program.

See notes to consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

  Cash provided by operating activities amounted to $37.8 million in fiscal year 1997, approximately 62.4% higher than the $23.3 million provided in 1996. This favorable change in cash is attributable to a 56% or $6.7 million increase in net income from year to year, in combination with an increase in accounts payable and income taxes payable balances. In 1996, cash provided by operating activities increased $2.0 million or 9.6% from 1995 principally due to reductions in inventory, prepaid expenses and taxes paid.

  Working capital as of June 28, 1997 amounted to $35.1 million including $7.8 million of cash and short-term investments. This balance compares to $44.1 million of working capital including cash and short-term investments of $17.4 million at the end of fiscal 1996. The decrease in working capital was due primarily to the repurchase of 1,046,100 shares of the Company's common stock for $17.7 million during fiscal 1997. This repurchase was effected in accordance with the authorization to purchase up to two million shares announced in April, 1996 and the authorization to purchase up to two million additional shares announced in October, 1997. The increase in cash provided by operating activities and the addition of the working capital balances of acquired companies in 1997 partially offset the cash outflows related to the repurchase programs. In fiscal 1996, proceeds from the divestiture of the assets of the One Write Plus(R) software line of $4.5 million and proceeds of $5.0 million from the sale of facilities helped to offset stock repurchase related cash outflows of $17.9 million.

  Capital expenditures of $9.6 million in 1997 represented a slight increase from the $9.4 million expended during 1996 and a decrease from the $10.8 million expended during 1995. Capital expenditures in 1997 included significant investments in information systems infrastructure and operating systems. Capital expenditures in fiscal 1996 included investments in information systems, equipment to support an expanded number of Kinko's retail sites, and stationery printing equipment to meet product demand for the retail channel. Expenditures in fiscal 1995 included investment in prepress equipment and digital imaging presses for color printing. The Company expects capital expenditures to increase significantly in fiscal year 1998 due to planned improvements in information systems infrastructure and an existing commitment to construct a $3.2 million telemarketing facility in Flagstaff, Arizona.*

  In addition to its present cash and investment balances, the Company has consistently generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. In anticipation of the March 31, 1997 acquisition of substantially all the assets and certain liabilities of Chiswick Trading, Inc., the Company on March 26, 1997 also entered into a five year, $60.0 million, committed, unsecured, revolving line of credit with two major commercial banks (The First National Bank of Boston (now BankBoston) and Fleet National Bank). At June 28, 1997, $27.0 million was outstanding under this line. The credit agreement contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. The Company anticipates that its current cash on hand, cash flow from operations and additional availability under the line of credit will be sufficient to meet the Company's liquidity requirements for its operations and capital expenditures through the remainder of the year.* However, the Company may pursue additional acquisitions from time to time which would likely be funded through cash, issuance of stock, the obtaining of additional credit or any combination thereof.*
--------
* This forward-looking statement reflects the Company's current expectations. There can be no assurance the Company's actual performance will not differ materially from those projected in such forward-looking statements due to the important factors described in the section to this Management's Discussion and Analysis of Financial Condition and Results of Operations titled "Forward-Looking Information and Risk Factors to Future Performance."

RESULTS OF OPERATIONS

1997 VERSUS 1996

  Net sales increased $8.4 million or 3.3% to $263.4 million for fiscal year 1997 from $255.0 million in fiscal year 1996. The net sales increase included a $15.7 million or 6.1% increase resulting from the acquisition of Standard Forms Ltd. and Chiswick Trading, Inc. during fiscal year 1997, offset by a $11.2 million or 4.4% decline attributable to the Company's decision to exit its retail initiative with Kinkos, to divest the One-Write Plus(R) software line and to reposition the Company's software line. The remainder of the sales increase consisted of price increases of 2.0% or $5.0 million, partially offset by a unit volume decrease of $1.0 million or 0.4%. The Company expects significant year to year revenue growth for the first three quarters of fiscal year 1998 due to the addition of revenues associated with its recently acquired businesses.*

  Cost of sales remained constant from 1996 to 1997 at approximately 35.7% of sales. Improved cost of sales performance in business forms and related products resulting from overhead cost reduction programs implemented in 1996 and 1997 was offset by a higher cost of sales associated with the businesses acquired by the Company during 1997. The acquired businesses' higher cost of sales is due to the nature of their products, markets and distribution methods and is not projected to change materially in the future.* Paper prices remained relatively stable during fiscal years 1997 and 1996 and did not have a significant impact on cost of sales. In general, the Company anticipates being able to offset inflationary cost increases in business form products with cost reduction initiatives and price increases during fiscal year 1998.* However, the Company's cost of sales as a percentage of sales for fiscal year 1998 is expected to increase by more than two percentage points due to an increase in revenue contribution from the lower margin products associated with the recently acquired businesses.*

  Selling and advertising expenses decreased from 39.0% of sales in 1996 to 34.3% of sales in 1997. This decrease was principally the result of the Company's decision to exit the Kinko's retail channel initiative early in fiscal 1997, which substantially reduced selling and advertising expenditures, as well as the sale of the One Write Plus(R) software line in late fiscal 1996, which also required a high level of selling and advertising support. These reductions were partially offset by increased direct mail advertising required to increase revenue growth rates in the direct mail forms business. The Company expects to increase its level of direct mail advertising investment to support new product introductions and to sustain the desired level of revenue growth in the direct mail forms business; however, overall selling and advertising expenses are expected to decline slightly as a percentage of sales in fiscal 1998 versus fiscal 1997.*

  General and administrative expenses increased from 17.0% of sales in 1996 to 17.6% of sales in 1997. The increase was primarily related to the Company's program to re-engineer its financial and operational information systems, and an increase in performance-based bonus plan expenses from year to year. General and administrative expenses are expected to decline slightly as a percentage of sales during fiscal year 1998.*

  During fiscal year 1997, the Company recorded pretax exit costs of $3.8 million related to a decision to exit its retail channel initiative with Kinko's. The pre-tax exit charges consisted of estimated costs related to facility closures of $0.5 million, estimated equipment write-offs of $1.1 million and estimated termination benefits of $2.2 million. Approximately $1.0 million of the charges remain in appropriate reserves at June 28, 1997. The Company anticipates that all amounts remaining will be expended during the first half of fiscal 1998.*

  During fiscal year 1997, the Company amended its defined-benefit pension plan for the majority of its domestic employees to freeze plan participation at December 31, 1996 and eliminate further benefit accruals after
--------
* This forward-looking statement reflects the Company's current expectations. There can be no assurance the Company's actual performance will not differ materially from those projected in such forward-looking statements due to the important factors described in the section to this Management's Discussion and Analysis of Financial Condition and Results of Operations titled "Forward-Looking Information and Risk Factors to Future Performance."

June 28, 1997. A non-recurring plan curtailment gain of $2.2 million was recorded by the Company as a result of the amendment. The plan is expected to be terminated during the first quarter of fiscal 1998.* During fiscal 1997, the Company terminated its existing profit-sharing plan and instituted a transition bonus plan for the remainder of the year. The net financial impact in fiscal 1997 was immaterial. The fiscal 1997 pension and profit sharing terminations are expected to enhance future results, but will be partially offset by the cost associated with enhanced 401(k) benefits for Company employees implemented at the beginning of fiscal 1998.*

  The provision for income taxes as a percentage of pretax income increased from 1996 to 1997 due to lower tax-free interest income.

  The Company will continue to seek opportunities to acquire companies, businesses and product lines to enhance the Company's competitive position in the marketplace or to gain access to new markets, products, competencies or technologies.* In addition, the Company will continue to seek opportunities to enhance the cost structure of the Company, to improve operating efficiencies, and to fund investments in support of the Company's strategies.*

  In fiscal 1997, the Company's adoption of Statement Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was not significant to the consolidated financial statements. As allowed by the Financial Accounting Standards Board, the Company chose during fiscal 1997 to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB Opinion No. 25") instead of adopting SFAS No. 123, "Accounting for Stock-Based Compensation." In fiscal 1998, the Company expects to adopt SFAS No. 128, "Earnings Per Share." The Company does not expect any significant change to EPS to conform to SFAS
No. 128.* In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company will adopt these statements during fiscal year 1998 and does not expect that the adoption of these statements will have a material impact on the consolidated financial statements.*

1996 VERSUS 1995

  Net sales declined 3.3% to $255.0 million for fiscal year 1996 from $263.7 million in fiscal year 1995. Approximately 1.0% of the decline or $2.6 million was the result of an additional week in fiscal year 1995, while 0.8% of the decline or $2.1 million resulted from the divestiture of One-Write Plus(R) software during the third fiscal quarter of 1996 and the repositioning of the Company's software product line. The remaining sales decline consisted of a unit volume decrease of approximately 5.7% or $15.2 million offset, in part, by price increases of 4.2% or $11.1 million. The unit volume decline occurred principally in the direct mail forms business.

  Cost of sales increased from 34.4% of sales in 1995 to 35.7% of sales in 1996. This increase was the result of under-absorbed overhead due to the unit volume decline and to the impact of a shift in product mix to lower margin stationery products. In addition, cost of sales in 1996 included $1.4 million of period expense pertaining to product and equipment moves associated with the closure of the Company's Flagstaff manufacturing facility. Paper prices remained relatively stable during fiscal year 1996 due to the nature of long-term agreements with key suppliers.

  Selling and advertising expenses decreased slightly from 39.2% in 1995 to 39.0% of sales in 1996. Increased selling and advertising expense to support an expanded number of NEBS custom print desks in Kinko's retail
--------
* This forward-looking statement reflects the Company's current expectations. There can be no assurance the Company's actual performance will not differ materially from those projected in such forward-looking statements due to the important factors described in the section to this Management's Discussion and Analysis of Financial Condition and Results of Operations titled "Forward-Looking Information and Risk Factors to Future Performance."

locations was offset by a reduction in direct mail advertising expense and reduced expense for product development and service for the Company's software product line resulting from the divestiture of One-Write Plus(R) software.

  General and administrative expenses increased from 15.3% of sales in 1995 to 16.5% of sales in 1996. The increase was due to increased administrative facility overhead costs, information systems investment and miscellaneous corporate expenses.

  During fiscal year 1996, the Company recorded pretax exit costs of $3.0 million or approximately $0.12 per share related to a cost reduction program. The exit costs were associated with the closure of the Company's Flagstaff manufacturing facility and consisted of (i) approximately $1.8 million of cash payments for post-employment benefits in conjunction with the termination of approximately 110 employees, and (ii) approximately $1.2 million for anticipated non-cash facilities and equipment write-offs. The Company also incurred a pretax exit cost of approximately $2.0 million during fiscal 1995 related to the integration of the Company's SYCOM subsidiary. The combined cost savings of the programs were fully offset in fiscal year 1996 by increased expense associated with the Company's product and channel initiatives.

  During 1996, the Company incurred $1.0 million in after-tax costs associated with the write-down of its investment in GST Software, plc. It also incurred additional after-tax costs of $2.2 million for the revaluation and divestiture of certain of its software assets related to One-Write Plus(R) software.

  In fiscal 1996 the Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 107, "Fair Value of Financial Instruments," was not significant to the consolidated financial statements.

FORWARD-LOOKING INFORMATION AND RISK FACTORS TO FUTURE PERFORMANCE

  From time to time, the Company or its representatives have made or may make forward-looking statements that reflect the Company's current expectations, orally or in writing, in this Management's Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in the annual report on Form 10-K, in other reports filed under the Securities Act of 1934, as amended, in press releases or in statements made with the approval of an authorized executive officer. The words or phrases "is expected," "will continue," "anticipates," "estimates," or similar expressions in any of these communications are intended to identify "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as enacted by the Private Securities Litigation Reform Act of 1995.

  There can be no assurance the Company's actual performance will not differ materially from that projected in such forward-looking statements due to the important factors described below. These factors include increasing competition, economic cycles, technological change, paper and postal costs, customer preferences, response rates, prospect lists, governmental regulations, inherent risks in acquisitions, disruptions to the Company's operating systems and reliance on vendors, all of which are described in further detail below.

 Increasing Competition; Pressure on Price and Margins

  The Company operates in a highly competitive marketplace, in which it competes with a variety of mail order marketers, retailers, dealers, distributors and local printers in the marketing of business forms, stationery and supplies to small businesses. Over the course of the past decade, mail order providers of business forms and stationery have experienced growth in excess manufacturing capacity. In addition, the Company has faced increasing competition from low-price, high-volume office supply chain stores. Improvements in the cost and quality of printing technology have increasingly allowed dealers, distributors and local printers to gain access to products of complex design and functionality at competitive prices. The Company currently anticipates that these trends will continue. No assurance may be given that competition will not have an adverse effect on the Company's business. In addition, if any of the Company's mail order competitors were to seek to gain or retain market share by reducing prices or increasing promotional discounting, the Company would be compelled to reduce its prices or match the discounts and thereby reduce its gross margin and profitability.

 Economic Cycles; Variability of Performance.

  The Company's standardized forms and check business accounts for a large majority of its sales and profitability. The forms and check industry is highly competitive and generally characterized by mature products designed within well-established industry standards. The Company relies, in part, on net small business formations for growth in demand for its standardized form and check products. As a result, the Company's growth rate is closely correlated to the strength of its target small business market. The Company's revenue trends and operating profitability have been materially adversely affected by recession-related contractions in the small business economy in the past. The Company will continue to experience quarterly and annual variations in net sales and net income as a result of changes in the levels of small business formations and failures or from other economic events having an impact on small businesses generally.

 Technological Change; Product Obsolescence and Risks to Competitive
Advantage.

  The Company's standardized business forms and related products are designed to provide small businesses with the financial and business records required to manage a business. Steady technological improvements have provided small businesses in several market segments with alternative means to enact and record business transactions. PC-based, point-of-sale, electronic form and electronic transaction systems have been designed to automate several of the functions performed by the Company's products. The price and performance characteristics of personal laser and ink-jet printing equipment have improved markedly in the recent past, thereby allowing small businesses a cost-competitive means to print low-quality versions of Company forms on plain paper. In addition, the Internet has the potential to eliminate the Company's advantage of scale in direct marketing by providing all competitors with equal access to customers who purchase products over the Internet. In response, the Company has focused resources on the acquisition, development and procurement of new products less susceptible to technological obsolescence and has aggressively moved to develop a comprehensive electronic catalog of products to be utilized in retail-based kiosks, PC-based software and over the Internet. It should be noted that the Company's small business customers have proven to be relatively slow adapters of new technology which has minimized the adverse impact of these technological trends. However, the Company may give no assurance that continued technological change will not have a material adverse impact on the long-term prospects for the Company's business.

 Paper Costs and Postal Rates; Risks to Margins.

  The cost of paper used to produce the Company's products, catalogs and advertising materials constitutes, directly or indirectly, approximately 20% of consolidated revenues. In addition, the Company is reliant on the U.S. Postal Service for delivery of most of the Company's promotional materials. Coated paper costs for promotional materials and postal rates for third class mail have increased significantly over the past decade. In addition, certain segments of the paper market have demonstrated considerable price volatility over the past five years. The Company has been able to counteract the impact of postal and paper cost increases with cost reduction programs and selected product price increases. Due to increased competition in the small business forms, stationery and supplies marketplace, no assurance may be given that the Company will be able to increase product pricing to compensate for future paper or postal cost increases. The inability to raise prices in response to paper or postal cost increases could reduce the Company's operating profitability and net income.

 Customer Preferences; Investment Requirements & Sales Risk.

  The Company's core competency is the direct marketing, manufacturing and distribution of standardized forms and related products to small businesses. Newly-formed small business owners are increasingly demanding custom and color-coordinated products to create an image in addition to enabling the management of business transactions. The relative prices charged by local printers, contract printers and dealers for providing these custom and full-color printed products have been declining due to technological advances in composition systems and printing equipment. As a direct result, the cost advantage inherent to the Company's standardized forms and related printed products has declined. The Company is responding with focused investment in the infrastructure required to sell, compose, print and distribute custom and full-color products. This effort will include installation of an integrated and flexible information system architecture and the re-engineering of many of the Company's basic business functions. In addition, the Company will continue to invest in its dealer and technology-based channels that more readily support the interactive marketing required to sell custom and full-color products. However, the Company can give no assurance that the rate of decline in demand for standardized forms and related printed products will not accelerate, that the interactive marketing investments will prove successful, or that the information systems re-engineering effort will not result in operating inefficiencies or unplanned expense. If any of such potential risks materialize, the Company's future net sales and net income could be materially adversely affected.

 Response Rates and Customer Retention; Sales Risk.

  Customer and prospect response rates to the Company's catalogs and promotional materials have remained relatively stable over time. Continued stability in prospect response and customer retention is primarily dependent on the continued relevancy of the range of the Company's products to the small business marketplace. New product introductions, to date, have generally offset declines in response rates and retention attributable to product obsolescence. However, the Company can make no assurances that its new product introductions will continue to offset the rate of obsolescence of its standardized forms products in the future. An increase in the rate of product obsolescence or a decline in new product introductions could negatively impact response rates and customer retention which, in turn, would have a materially adverse impact on the Company's long-term financial performance.

 Prospect Lists; Sales Risk.

  The Company's direct mail business has been characterized by a consistent level of average annual sales per customer. As such, net sales growth is dependent, in part, on an increase in customers served by the Company. Growth in the total number of direct mail customers served by the Company depends upon continued access to high-quality lists of newly-formed small businesses. In the past, the Company's ability to compile proprietary prospect lists was a distinct competitive advantage. However, the external list compilation industry has grown more sophisticated and currently markets comprehensive lists of newly-formed businesses to the Company and its competitors. At present, the Company relies on the speed of its delivery of promotional materials to prospective customers to gain advantage over competitors. However, the Company can make no assurances that its promotional material delivery advantage will be maintained over time. A deterioration in the Company's delivery advantage could have a materially adverse impact on the Company's business and financial performance.

 Governmental Regulations; Sales Risk.

  Future governmental legislation or regulation including, but not limited to, the following potential regulatory actions have the potential to have a material adverse impact on the Company's business prospects: 1) institution of privacy laws could constrain the Company's ability to mail promotional materials or to telemarket to small businesses; 2) modification to U.S. Postal Service regulations with the effect of increasing postal rates or reducing postal delivery efficiency could have an adverse impact on the Company's marketing efforts; and 3) institution of a "general sales tax", "value added tax" or similar national tax could reduce demand for the Company's products. Although the Company has no current knowledge or belief that such adverse regulation, or similar governmental regulation is pending or imminent, it may make no assurance that adverse governmental regulation will not have a material adverse impact on the Company's business in the future.

 Acquisitions; Inherent Risk.

  From time to time the Company has acquired, or may acquire in the future, a majority ownership position in a company or substantially all of the assets related to a specific line of business. During fiscal year 1997, the Company acquired Standard Forms Limited and the assets of Chiswick Trading, Inc. which, in the aggregate are anticipated to comprise approximately 20% of the Company's future consolidated revenues. Such acquisitions are undertaken to enhance the Company's competitive position in the marketplace or to gain access to new markets, products, competencies or technologies. The Company has performed in the past and will perform in the future a business, financial and legal due diligence review in advance of an acquisition to corroborate the assumptions critical to projected future performance of an acquired entity and to identify the risks inherent to such projections. However, the Company can make no assurances that its due diligence review will identify all potential risks associated with the purchase, integration or operation of any acquired enterprise. If any of such potential risks materialize, the Company's future net sales and net income could be materially adversely affected.

 Operating Systems; Disasters and Disruptions.

  The Company has become increasingly dependent upon its manufacturing, administrative and computer processing infrastructure and operations to process its high volume of small dollar value orders on an efficient, cost competitive and profitable basis. The Company has implemented commercially reasonable safeguards to reduce the likelihood of property loss or service disruptions and has secured property and business interruption insurance to minimize the adverse financial consequences arising from a select group of risks. However, the Company can make no assurances that its infrastructure and operations are not susceptible to loss or disruption, whether caused by (i) intentional or unintentional acts of Company personnel or third party service providers, or (ii) natural disasters including, but not limited to, earthquakes, fire or severe storms. In addition, the Company can make no assurance that its insurance coverage will adequately respond to all potential causes of property loss or service disruption. In the event that any such acts or disasters lead to property loss or operating system disruption for which property and business interruption insurance coverage is unavailable or insufficient, the Company's financial performance and long-term prospects could be materially adversely affected.

 Raw Materials and Services; Reliance on Certain Vendors

  The Company has become increasingly reliant on certain individual third-party vendors to provide raw materials and services critical to the Company's operations in order to gain the advantage of volume-related favorable pricing and, in some instances, favorable contract terms. Such critical vendors and the nature of the products or services provided include, but are not limited to, the United States Postal Service for the delivery of marketing materials, MCI Telecommunications Corporation for the provision of toll-free telephone services, R.R. Donnelley and Sons, Inc. for printing and processing of marketing materials, Appleton Papers, Inc. for carbonless paper, and United Parcel Service of America, Inc. for product delivery services. In the past, the Company has been adversely affected by disruption in the services provided or lack of availability of the products produced by its critical vendors resulting from a variety of factors including labor actions, inclement weather, disasters, systems failures and market conditions. The Company can make no assurance that its critical vendors will remain capable of providing the level of service or quantity of product required to support the Company's business, nor that the Company could immediately identify alternative sources for provision of the product or service on a similar cost basis. Any such service disruption or product shortage could have a material adverse impact on the Company's operating performance and net income.

 Other Risks; Variability of Performance.

  The Company has experienced in the past and will experience in the future quarterly and annual variations in net sales and net income as a result of many factors, including, but not limited to, the timing of catalog mailings, catalog response rates, product mix, the timing and levels of selling, general and administrative expenses, cost reduction programs, timing of holidays and inclement weather. The Company's planned operating expenses are based on sales forecasts. If net sales performance falls below expectations in any given quarter or year, the Company's operating results could be materially adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

              NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        JUNE 28, 1997 AND JUNE 29, 1996
                  (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                                                    JUNE 28, 1997 JUNE 29, 1996
                                                    ------------- -------------
                      ASSETS
CURRENT ASSETS:
Cash and cash equivalents.........................    $  7,365      $  6,508
Short-term investments............................         469        10,868
Accounts receivable (less allowance for doubtful
 accounts of $3,351 in 1997 and $3,343 in 1996)...      34,147        30,636
Inventories.......................................      11,569         8,675
Direct mail advertising materials and prepaid
 expenses.........................................       6,976         5,176
Deferred income tax benefit.......................       7,900         9,471
                                                      --------      --------
    TOTAL CURRENT ASSETS..........................      68,426        71,334
PROPERTY AND EQUIPMENT:
 Land and buildings...............................      30,678        29,761
 Equipment........................................      74,662        72,517
                                                      --------      --------
  Property and equipment..........................     105,340       102,278
  Less accumulated depreciation...................     (72,921)      (71,266)
                                                      --------      --------
   PROPERTY AND EQUIPMENT--NET....................      32,419        31,012
PROPERTY HELD FOR SALE............................         631           631
GOODWILL, NET.....................................      31,795           255
OTHER ASSETS (LESS ACCUMULATED AMORTIZATION OF
 $1,548 IN 1997 AND $1,041 IN 1996)...............       7,925           310
                                                      --------      --------
    TOTAL.........................................    $141,196      $103,542
                                                      ========      ========
       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable..................................    $ 13,872      $  8,575
Federal and state income taxes....................       1,555           --
Accrued profit-sharing/bonus distribution.........       1,725         1,474
Accrued payroll expense...........................       4,983         5,303
Accrued employee benefit expense..................       3,348         6,096
Accrued exit costs/restructuring charge...........       1,006         1,387
Deferred income taxes.............................       1,062           --
Other accrued expenses............................       5,776         4,438
                                                      --------      --------
    TOTAL CURRENT LIABILITIES.....................      33,327        27,273
REVOLVING LINE OF CREDIT..........................      27,000           --
DEFERRED INCOME TAXES.............................         288           353
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock...................................
Common stock, par value, $1 per share--authorized,
 40,000,000 shares; issued, 14,615,359 shares in
 1997 and 14,004,720 shares in 1996; outstanding,
 13,611,770 shares in 1997 and 14,004,720 shares
 in 1996..........................................      14,616        14,005
Additional paid-in capital........................      26,537        13,603
Cumulative foreign currency translation
 adjustment.......................................      (1,762)       (1,761)
Retained earnings.................................      58,024        50,069
                                                      --------      --------
    TOTAL.........................................      97,415        75,916
Less treasury stock, at cost--1,003,589 shares in
 1997.............................................     (16,834)          --
                                                      --------      --------
    TOTAL STOCKHOLDERS' EQUITY....................      80,581        75,916
                                                      --------      --------
    TOTAL.........................................    $141,196      $103,542
                                                      ========      ========

See notes to consolidated financial statements.

              NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME

   FOR THE FISCAL YEARS ENDED JUNE 28, 1997, JUNE 29, 1996 AND JUNE 30, 1995
                (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

                                                   1997      1996      1995
                                                 --------  --------  --------
NET SALES....................................... $263,424  $254,954  $263,724
OPERATING EXPENSES:
  Cost of sales including shipping costs........   94,048    90,974    90,673
  Selling and advertising.......................   90,367    99,352   103,482
  General and administrative....................   45,949    42,164    40,418
  Exit costs....................................    3,803     3,044     1,964
                                                 --------  --------  --------
    TOTAL OPERATING EXPENSES....................  234,167   235,534   236,537
INCOME FROM OPERATIONS..........................   29,257    19,420    27,187
OTHER INCOME:
  Interest income...............................      420     1,159     1,305
  Interest expense..............................     (484)      (19)      --
  Gain on pension curtailment...................    2,187       --        --
  Gain on sale of product line..................      --        495       --
                                                 --------  --------  --------
    TOTAL OTHER INCOME..........................    2,123     1,635     1,305
INCOME BEFORE INCOME TAXES......................   31,380    21,055    28,492
PROVISION FOR INCOME TAXES......................   12,731     8,306    11,818
                                                 --------  --------  --------
NET INCOME BEFORE EQUITY IN LOSSES OF
 INVESTMENT.....................................   18,649    12,749    16,674
EQUITY IN LOSSES OF INVESTMENT..................      --       (820)     (376)
                                                 --------  --------  --------
NET INCOME...................................... $ 18,649  $ 11,929  $ 16,298
                                                 ========  ========  ========
PER SHARE AMOUNTS:
  NET INCOME.................................... $   1.37  $   0.81  $   1.07
                                                 ========  ========  ========
  DIVIDENDS..................................... $   0.80  $   0.80  $   0.80
                                                 ========  ========  ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING...   13,643    14,773    15,245
                                                 ========  ========  ========

See notes to consolidated financial statements.

              NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

   FOR THE FISCAL YEARS ENDED JUNE 28, 1997, JUNE 29, 1996 AND JUNE 30, 1995
                                 (IN THOUSANDS)

                          COMMON STOCK ISSUED                         CUMULATIVE
                          ---------------------                         FOREIGN
                           NUMBER      AT PAR    ADDITIONAL            CURRENCY
                             OF        VALUE      PAID-IN   TREASURY  TRANSLATION RETAINED
                           SHARES      AMOUNT     CAPITAL    STOCK    ADJUSTMENT  EARNINGS   TOTAL
                          ---------  ----------  ---------- --------  ----------- --------  --------
BALANCE, JUNE 24, 1994..     15,572  $   15,572   $ 9,480   $ (1,727)   $(2,152)  $ 78,306  $ 99,479
Issuance of common stock
 to employees pursuant
 to stock plans
 including tax benefit..        198         198     2,970      1,299                           4,467
Dividends paid..........                                                           (12,192)  (12,192)
Acquisition of treasury
 stock..................                                     (16,998)                        (16,998)
Foreign currency
 translation
 adjustment.............                                                    469                  469
Net income..............                                                            16,298    16,298
                          ---------  ----------   -------   --------    -------   --------  --------
BALANCE, JUNE 30, 1995..     15,770      15,770    12,450    (17,426)    (1,683)    82,412    91,523
Issuance of common stock
 to employees pursuant
 to stock plans
 including tax benefit..         75          75     1,153      1,102                           2,330
Dividends paid..........                                                           (11,906)  (11,906)
Acquisition of treasury
 stock..................                                     (17,882)                        (17,882)
Retirement of treasury
 stock..................     (1,840)     (1,840)              34,206               (32,366)
Foreign currency
 translation
 adjustment.............                                                    (78)                 (78)
Net income..............                                                            11,929    11,929
                          ---------  ----------   -------   --------    -------   --------  --------
BALANCE, JUNE 29, 1996..     14,005      14,005    13,603          0     (1,761)    50,069    75,916
Issuance of common stock
 to employees pursuant
 to stock plans
 including tax benefit..        246         246     4,899        877                           6,022
Issuance of common stock
 to acquire a business..        365         365     8,035                                      8,400
Dividends paid..........                                                           (10,694)  (10,694)
Acquisition of treasury
 stock..................                                     (17,711)                        (17,711)
Foreign currency
 translation
 adjustment.............                                                     (1)                  (1)
Net income..............                                                            18,649    18,649
                          ---------  ----------   -------   --------    -------   --------  --------
BALANCE, JUNE 28, 1997..     14,616  $   14,616   $26,537   $(16,834)   $(1,762)  $ 58,024  $ 80,581
                          =========  ==========   =======   ========    =======   ========  ========

See notes to consolidated financial statements.

              NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

   FOR THE FISCAL YEARS ENDED JUNE 28, 1997, JUNE 29, 1996 AND JUNE 30, 1995
                           (IN THOUSANDS OF DOLLARS)

                                                     1997      1996      1995
                                                   --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.......................................  $ 18,649  $ 11,929  $ 16,298
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization...................     9,090    10,329    12,676
 Gain on sale of product line....................       --       (495)      --
 Gain on pension curtailment.....................    (2,187)      --        --
 Loss on disposal of equipment...................       935       302       --
 Loss on equity investment.......................       --      1,355       --
 Deferred income taxes...........................     2,553      (290)   (5,062)
 Exit costs......................................      (381)      633     1,651
 Provision for losses on accounts receivable.....     2,612     3,033     3,177
 Employee benefit charges........................      (143)    2,244     1,991
 Changes in assets and liabilities, net of
  acquisitions:
 Accounts receivable.............................        61    (4,360)   (4,500)
 Inventories and advertising material............     2,566        61    (3,346)
 Prepaid expenses................................      (732)    1,225    (1,267)
 Accounts payable................................       852     1,405       485
 Income taxes payable............................     2,214    (2,545)      (12)
 Other accrued expenses..........................     1,674    (1,573)     (881)
                                                   --------  --------  --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES......    37,763    23,253    21,210
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment..............    (9,567)   (9,388)  (10,804)
Acquisition of businesses--net of cash acquired..   (40,174)      --        --
Investment in unconsolidated subsidiary..........       --        --     (1,800)
Proceeds from sale of product line...............       --      4,500       --
Proceeds from sale of facilities and equipment...       406     4,985       --
Proceeds from sale of other assets...............       --        300       --
Investment in other assets, primarily software
 development costs...............................       --       (812)     (843)
Purchases of investments.........................    (3,800)  (30,751)  (28,438)
Proceeds from sale and maturities of
 investments.....................................    14,199    31,222    54,649
                                                   --------  --------  --------
  NET CASH PROVIDED (USED) BY INVESTING
   ACTIVITIES....................................   (38,936)       56    12,764
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt................................   (13,495)   (8,000)      (36)
Proceeds from credit line--net of issuance
 costs...........................................    39,342     8,000       --
Proceeds from issuing common stock...............     4,486     1,228     3,168
Acquisition of treasury stock....................   (17,711)  (17,882)  (16,998)
Dividends paid...................................   (10,694)  (11,907)  (12,192)
                                                   --------  --------  --------
  NET CASH PROVIDED (USED) BY FINANCING
   ACTIVITIES....................................     1,928   (28,561)  (26,058)
EFFECT OF EXCHANGE RATE ON CASH..................       102       156       232
                                                   --------  --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.....................................       857    (5,096)    8,148
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...     6,508    11,604     3,456
                                                   --------  --------  --------
CASH AND CASH EQUIVALENTS AT END OF YEAR.........  $  7,365  $  6,508  $ 11,604
                                                   ========  ========  ========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
INTEREST PAID....................................  $    365  $     19  $    --
                                                   ========  ========  ========
INCOME TAXES PAID................................  $  7,553  $ 10,289  $ 13,031
                                                   ========  ========  ========

See notes to consolidated financial statements.

              NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  DESCRIPTION OF BUSINESS AND BASIS OF CONSOLIDATION--The financial statements are consolidated to include the accounts of New England Business Service, Inc. and its wholly-owned subsidiaries (the "Company"). The Company operates primarily in a single industry segment consisting of the sale of business forms, checks, related printed products, office products and shipping, warehouse and packaging supplies. The accounts of the Company's foreign entities have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52. All significant intercompany accounts and transactions have been eliminated in consolidation.

  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS--The Company considers its holdings in short-term money market accounts and certificates of deposit with an original maturity to the Company of three months or less to be cash equivalents.

  Short-term investments are classified as available for sale securities and reported at amortized cost, which approximates fair market value (as required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities"). Short-term investments have been primarily tax-exempt municipal debt instruments which have a fixed maturity beyond three months.

  INVENTORIES--Inventories are generally carried at the lower of first-in, first-out cost or market. At year end, inventories consisted of:

                                                           1997        1996
                                                       ------------ -----------
   Raw paper.......................................... $    586,000 $   434,000
   Business forms and related office products.........   10,983,000   8,241,000
                                                       ------------ -----------
     Total............................................ $ 11,569,000 $ 8,675,000
                                                       ============ ===========

  DIRECT MAIL ADVERTISING--The Company expenses the production costs of advertising at the time the advertising is initiated, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefit. Direct-response advertising consists primarily of product catalogs and associated mailing costs. Advertising expense included in selling and advertising was approximately $36,411,000 in 1997, $34,007,000 in 1996 and $39,997,000 in 1995.

  PROPERTY AND EQUIPMENT--Property and equipment are carried at cost. Depreciation is computed over the estimated useful lives (three to twenty years) of the assets using the straight-line method. Property held for sale is stated at the lower of cost or estimated net realizable value.

  GOODWILL--Goodwill acquired is being amortized on a straight-line basis over periods of 20 to 40 years. Accumulated amortization amounted to $516,000 and $213,000 at June 28, 1997 and June 29, 1996, respectively.

  OTHER ASSETS--Other assets consist principally of purchased customer lists, a covenant not to compete and debt issue costs and are amortized on a straight-line basis over their estimated lives ranging from one to five years.

  REVENUE RECOGNITION--Revenue is recognized from sales other than software support contracts when a product is shipped. Revenue on software support contracts is recognized ratably over the contract period, generally twelve months.

  CAPITALIZED SOFTWARE DEVELOPMENT COSTS AND PURCHASED SOFTWARE--The Company follows SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed"

("SFAS No. 86"). No software development costs were capitalized in 1997. Software development costs of $812,000 and $519,000 were capitalized in 1996 and 1995 respectively.

  Purchased software costs acquired in connection with the acquisition of the One-Write Plus(R) ("OWP") product line were amortized in accordance with the provisions of SFAS No. 86. Amortization expense of $1,199,000, and $1,450,000 was charged to operations in fiscal 1996 and 1995, respectively. In connection with the sale of the OWP product line in 1996, the Company expensed the balance of the purchased software costs remaining at the time of the sale. There are no unamortized purchased software costs included in other assets at June 28, 1997, and June 29, 1996.

  INCOME TAXES--Income taxes are determined based on income reported in the financial statements regardless of when such taxes are payable. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In addition, deferred tax assets and liabilities are adjusted to reflect changes in the U.S. and applicable foreign tax laws when enacted. Future tax benefits are recognized to the extent realization of such benefit is more likely to occur than not.

  SIGNIFICANT ESTIMATES--In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. The primary estimates underlying the Company's consolidated financial statements include allowances for doubtful accounts, inventory obsolescence, deferrals of mail advertising costs, accruals for profit sharing, recoverability of deferred tax assets, goodwill and other intangible assets. Actual results may differ from these estimates.

  PER SHARE AMOUNTS--Net income per share amounts are computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding during each fiscal year. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This new standard requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the statements of consolidated income and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. This statement will be effective in the second quarter of the Company's 1998 fiscal year. The Company's current EPS calculation is not expected to change significantly to conform to SFAS No. 128.

  CONCENTRATION OF CREDIT RISK--The Company extends credit to approximately
1.3 million geographically dispersed customers on an unsecured basis in the normal course of business. No individual industry or industry segment is significant to the Company's customer base. The Company has, in place, policies governing the extension of credit and collection of amounts due from customers.

  DERIVATIVES--The Company has entered into a variety of intercompany transactions between members of the consolidated group (which have different functional currencies) that present foreign currency risk. The Company has purchased foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on its reported income; however, these contracts do not qualify under generally accepted accounting principles for hedge treatment. Accordingly, these contracts are carried in the financial statements at the current forward foreign exchange rates, with the changes in forward rates reflected directly in income. The offsetting exchange movements on the intercompany balances are also recognized directly to income.

  The Company has entered into an interest rate swap that qualifies as a matched swap that is linked by designation with a balance sheet liability and has opposite interest rate characteristics of such balance sheet item. Matched interest rate swaps qualify for settlement accounting. Under settlement accounting, periodic net cash settlements under the swap agreement are recognized in income on an accrual basis. These settlements are offset against interest expense in the statements of consolidated income.

  INFORMATION ABOUT NONCASH INVESTING AND FINANCING ACTIVITIES--The Company issued 365,217 shares of Company common stock, valued at approximately $8,400,000 during fiscal year 1997, in conjunction with the acquisition of substantially all of the assets and assumption of certain liabilities of Chiswick Trading, Inc. See Note 2.

  IMPAIRMENT OF LONG-LIVED ASSETS--During fiscal year 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain intangibles to be disposed of. The adoption of this standard did not have a material effect on the accompanying consolidated financial statements.

  ACCOUNTING FOR STOCK BASED COMPENSATION--SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB Opinion No. 25"). See Note 7 for the disclosures required by SFAS No. 123.

  NEW ACCOUNTING PRONOUNCEMENTS--In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company will adopt these statements during fiscal year 1998 and does not expect that the adoption of these statements will have a material impact on the consolidated financial statements.

  RECLASSIFICATIONS--Certain reclassifications have been made to the 1996 and 1995 financial statements to conform with the 1997 presentation.

2. ACQUISITIONS

  On January 8, 1997, the Company acquired the outstanding stock of Standard Forms Limited ("SFL"), a U.K. based company, for approximately $4,300,000. SFL markets a line of business forms and stationery by direct mail and through a direct sales force principally to automotive accounts in the U.K. and in France. The acquisition was accounted for under the purchase method of accounting. Accordingly, SFL's results of operations are included in the accompanying financial statements from the date of acquisition. The excess purchase price, including acquisition costs of approximately $310,000, over the fair value of the net tangible assets acquired was $5,119,000 of which $1,000,000 was allocated to SFL's customer list and the balance of $4,119,000 to goodwill. The goodwill is being amortized over a period of 25 years.

  On March 31, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Chiswick Trading, Inc. ("Chiswick") for consideration of approximately $34,600,000 in cash, net of cash acquired, and approximately $8,400,000 in shares of Company common stock (365,217 shares), for an aggregate purchase price, net of cash acquired, of approximately $43,000,000. The Company incurred acquisition fees of approximately $400,000 associated with the acquisition. Chiswick markets a line of retail and industrial packaging, shipping and warehouse supplies sold primarily to small wholesalers, manufacturers and retailers. The acquisition was accounted for under the purchase method of accounting. Accordingly, Chiswick's results of operations are included in the accompanying financial statements from the date of acquisition. The purchase price including acquisition costs was allocated to the net assets acquired based on the fair value of such assets and liabilities. The excess cost over fair value of the net tangible assets acquired was $34,724,000 of which $6,000,000 was allocated to Chiswick's customer list, $1,000,000 to a non-compete agreement and the balance of $27,724,000 to goodwill. These allocations are subject to final valuations. The Company does not believe these initial allocations will change materially. The goodwill is being amortized over a period of 40 years.

  The following unaudited pro forma financial information reflects the consolidated results of operations of the Company for the years ended June 28, 1997 and June 29, 1996 as though the acquisitions had occurred on the first day of the respective fiscal year. The pro forma operating results are presented for comparative purposes only and do not purport to present the Company's actual operating results had the acquisitions been consummated on June 30, 1996 or July 1, 1995, or results which may occur in the future.

                                                           1997         1996
                                                       ------------ ------------
   Net sales.......................................... $303,190,000 $304,352,000
   Net income.........................................   18,835,000   11,883,000
   Net income per share...............................         1.35         0.79

3. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

  On July 8, 1994, the Company acquired a 19 percent equity interest in GST Software, plc ("GST") for $1,800,000 together with an option to acquire the balance of GST shares. In addition, the Company advanced GST approximately $250,000 in the form of a note.

  During the first quarter of fiscal year 1996, the Company revalued its 19 percent equity interest in GST. Accordingly, the Company's investment in GST was written down to $0 as of September 30, 1995. In January, 1996, the Company sold its 19 percent equity interest in GST for $300,000. The revaluation and subsequent sale resulted in a $820,000 loss, net of related income tax benefit of $535,000, and is included in the consolidated statements of income as equity in losses of investment.

4. DEBT OBLIGATIONS AND LEASES

  During March 1997, the Company terminated two existing lines of credit in the total amount of $20,000,000 and entered into a five year, $60,000,000 committed, unsecured, revolving line of credit agreement with two major commercial banks. Under this credit agreement, the Company has the option to borrow at the Eurodollar rate plus a spread or the agent bank's base lending rate prevailing from time to time. The effective Eurodollar based interest rate at June 28, 1997 was 6.1%. The credit agreement contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. At June 28, 1997, $27,000,000 was outstanding under this line. Deferred debt issue costs are amortized over the term of the agreement.

  The Company leases facilities and equipment under long-term operating leases with both related and non-related parties. The related party leases pertain to an officer of the Company and were entered into pursuant to the acquisition of Chiswick. The future minimum rental commitments for operating leases of certain facilities and equipment are as follows:

                                                     THIRD  RELATED-
   FISCAL YEAR ENDED JUNE                           PARTIES  PARTIES    TOTAL
   ----------------------                           ------- --------- ----------
   1998............................................ 543,000   999,000 $1,542,000
   1999............................................ 460,000   999,000  1,459,000
   2000............................................ 113,000 1,013,000  1,126,000
   2001............................................  77,000 1,058,000  1,135,000
   2002............................................  77,000 1,058,000  1,135,000
   Thereafter......................................   9,000 5,281,000  5,290,000

  Total rental expense was $1,053,000 ($184,000 to related parties), $860,000 and $774,000, in 1997, 1996, and 1995, respectively.

5. FINANCIAL INSTRUMENTS

  In order to minimize the exposure to foreign currency fluctuations with respect to the short-term intercompany loans created to fund the operating cash requirements of SFL (see Note 2), the Company entered into forward exchange rate contracts for the amount of the loans and associated interest. At June 28, 1997, the Company had outstanding forward rate contracts for $1,657,000 worth of Pound Sterling and $88,000 worth of French Francs. The fair value of these contracts is nominal, and approximated the carrying value. Gains or losses on these contracts have been immaterial.

  On April 30, 1997, the Company entered into an interest rate swap agreement with a major bank, having a notional principal amount of $15,000,000 through May 5, 1998, and $5,000,000 thereafter. The agreement expires on May 4, 1999. The swap agreement effectively converts the interest rate of a portion of the Company's debt from a Eurodollar based floating rate to a 6.52% fixed rate. The estimated fair value of the swap was ($92,000) at June 28, 1997. Although the Company is exposed to credit and market risk in the event of future non-performance by the bank, management has no reason to believe that such an event will occur.

  As of June 28, 1997 and June 29, 1996, the carrying value of all other financial instruments approximates their fair value.

6. EQUITY TRANSACTIONS

  The Company has issued a stock purchase right to stockholders for each outstanding share of common stock of the Company. Each right becomes exercisable upon the occurrence of certain events, as provided in the Rights Agreement, and entitles the registered holder to purchase from the Company a "Unit" consisting of one one-hundredth of a share of "Preferred Stock" at a Purchase Price of $75.00 per Unit, subject to adjustment to prevent dilution. In addition, upon the occurrence of certain events, the registered holder will thereafter have the right to receive, upon payment of the Purchase Price, additional shares of common stock and/or cash and/or other securities, as provided in the Rights Agreement. The rights will expire on October 20, 2004. The Company may redeem the rights at a price of $.01 per right.

  On October 20, 1994, the Company announced a plan to repurchase up to $22,000,000 of its common stock in the open market. The October 1994 repurchase plan terminated on June 30, 1995. As of June 30, 1995, the Company had purchased 881,750 shares at a cumulative cost of approximately $16,998,000 against this plan. On April 29, 1996, the Company announced a plan to repurchase up to two million additional shares of the Company's stock over a two year period. As of June 29, 1996, 984,900 shares, at a cumulative cost of approximately $17,882,000, had been repurchased. The Company subsequently retired all shares in treasury as of June 29, 1996. During fiscal 1997, the Company repurchased an additional 1,015,100 shares for approximately $16,679,000, which completed the April 1996 repurchase plan. On October 25, 1996, the Company announced a plan to repurchase up to two million additional shares of the Company's common stock over a two year period. As of June 28, 1997, 41,000 shares had been purchased under the October 1996 plan at a cumulative cost of approximately $1,032,000.

  On March 31, 1997, the Company issued 365,217 shares of Company common stock in conjunction with the acquisition of substantially all of the assets and assumption of certain liabilities of Chiswick, details of which are provided in Note 2 to these financial statements.

  There are 1,000,000 authorized and unissued shares of $1.00 par value preferred stock.

7. STOCK OPTIONS

  At the October 1994 annual meeting, the stockholders ratified the NEBS 1994 Key Employee and Eligible Director Stock Option and Stock Appreciation Rights Plan (the "1994 Plan") and the New England Business Service, Inc. Stock Compensation Plan (the "Stock Compensation Plan"). Under the 1994 Plan, options or stock appreciation rights for up to 1,200,000 shares of common stock may be granted. At June 28, 1997, 75,933 shares are reserved under this plan for granting of future options. Stock options are granted to purchase stock at fair market value as of the date the option is granted. Each option is exercisable in full in terms ranging from one to four years from the date of grant and the options expire no later than ten years from the date of the grant. In addition, the plan permits the holder of a stock option to make payment for optioned shares by surrendering shares of the Company's common stock valued at their fair market value on the date of surrender. Under the Stock Compensation Plan, up to 300,000 shares of common stock may be issued in lieu of cash compensation to directors and employees. At June 28, 1997, 294,934 shares are reserved under this plan for future issuance.

  At the October 1990 annual meeting, the stockholders ratified the NEBS 1990 Key Employee Stock Option and Stock Appreciation Rights Plan (the "1990 Plan"). Under the 1990 Plan, options or stock appreciation rights for up to 1,000,000 shares of common stock may be granted. At June 28, 1997, 95,157 shares are reserved under this plan for granting of future options.

  The Company had an incentive stock option and stock appreciation rights plan ratified by the stockholders at the October 1980 annual meeting ("the 1980 Plan") under which key employees could be granted stock options or stock options and stock appreciation rights for up to 900,000 shares of common stock. The 1980 Plan expired in 1990, although certain outstanding options are still exercisable.

  There were no outstanding stock appreciation rights under any of the plans during 1997, 1996 or 1995.

  Options for 624,538 and 744,271 shares were exercisable under all option arrangements at June 28, 1997 and June 29, 1996, respectively.

  A summary of stock option activity under the Company's stock option plans during 1997, 1996, and 1995 follows:

                                                                    WEIGHTED-
                                          NUMBER OF   PER SHARE      AVERAGE
                                           SHARES    OPTION PRICE EXERCISE PRICE
                                          ---------  ------------ --------------
   June 24, 1994......................... 1,140,743  $14.50-25.25     $17.14
     Granted.............................   373,976   17.50-18.75      18.00
     Exercised...........................  (197,333)  14.50-20.75      15.80
     Expired.............................   (92,874)  14.75-25.25      19.70
                                          ---------
   June 30, 1995......................... 1,224,512   14.50-25.25      17.49
     Granted.............................   615,194   18.38-20.75      19.40
     Exercised...........................   (70,579)  14.50-20.75      15.91
     Expired.............................  (469,418)  14.75-25.25      17.52
                                          ---------
   June 29, 1996......................... 1,299,709   14.75-25.25      18.47
     Granted.............................   720,432   15.38-26.38      21.69
     Exercised...........................  (245,436)  14.75-22.25      17.31
     Expired.............................  (112,210)  15.38-25.25      21.45
                                          ---------
   June 28, 1997......................... 1,662,495   14.75-26.38      19.89
                                          =========

  The following table presents information with regard to all stock options outstanding at June 28, 1997:

                                   OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                            ---------------------------------- ---------------------
                                         WEIGHTED-
                                          AVERAGE    WEIGHTED-             WEIGHTED-
    RANGE OF                             REMAINING    AVERAGE               AVERAGE
    EXERCISE                  NUMBER    CONTRACTUAL  EXERCISE    NUMBER    EXERCISE
     PRICES                 OUTSTANDING LIFE (YEARS)   PRICE   EXERCISABLE   PRICE
    --------                ----------- ------------ --------- ----------- ---------
   $14.75-15.88............    431,858      5.2       $15.27     167,679    $15.10
    17.50-19.75............    552,269      3.8        18.30     308,035     18.49
    20.13-22.25............    262,868      4.5        20.85     148,824     20.81
    25.75-26.38............    415,500      9.8        26.19         --        --
                             ---------      ---       ------     -------    ------
    14.75-26.38............  1,662,495      4.8       $19.89     624,538    $18.14
                             =========      ===       ======     =======    ======

  The Company applies APB Opinion No. 25 to account for its various stock plans. Accordingly, pursuant to the terms of the plans, no compensation cost has been recognized for the stock plans. However, if the Company had determined compensation cost for stock option grants issued during 1997 and 1996 under the provisions of

SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts shown below:

                                                            1997        1996
                                                         ----------- -----------
   Net income
     As reported........................................ $18,649,000 $11,929,000
     Pro forma..........................................  17,999,000  11,496,000
   Net income per share
     As reported........................................ $      1.37 $      0.81
     Pro forma..........................................        1.32        0.77

  The pro forma net income reflects the compensation cost only for those options granted during 1997 and 1996. Compensation cost is reflected over a stock option's vesting period and compensation cost for options granted prior to June 30, 1995 is not considered. Therefore, the full potential impact of compensation cost for the Company's stock plans under SFAS No. 123 is not reflected in the pro forma net income amounts presented above.

  The fair value of each stock option granted in 1997 and 1996 under the Company stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used to value grants issued for each year:

                                  WEIGHTED-
                                   AVERAGE        AVERAGE               DIVIDEND
                                RISK FREE RATE EXPECTED LIFE VOLATILITY  YIELD
                                -------------- ------------- ---------- --------
   1996........................     6.28%        7.5 years     25.37%     4.1%
   1997........................     6.28%        7.5 years     29.91%     3.7%

  The weighted-average fair values per share of stock options granted during 1997 and 1996 were $6.40 and $4.71 respectively. It should be noted that the option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years. However, management believes that the assumptions used and the model applied to value the awards yields a reasonable estimate of the fair value of the grants made under the circumstances.

8. PROFIT-SHARING AND 401(K)PLANS

  The Company and its subsidiaries maintained a profit-sharing plan for substantially all employees who completed one year of service. Distributions were based on net income and payments were made five times a year. For 1997, 1996, and 1995, distributions under the plans (which were charged to general and administrative expense) aggregated $1,138,000, $3,489,000, and $3,620,000, respectively. The Company terminated this plan during 1997. In conjunction with the termination of this plan, the Company instituted a transition plan, under which substantially all employees received a predetermined portion of their salary during the third and fourth quarters of fiscal 1997. Payments under the transition plan amounted to $1,908,000 and were also charged to general and administrative expense.

  The Company maintained a 401(k) plan covering substantially all domestic employees who had completed one year of service. Contributions to the plan were made by way of participant salary deferrals and Company matching contributions of cash or shares of common stock equal, in the case of non-retail employees, to one-half of participant deferrals subject to a maximum of 3% of eligible pay, and in the case of retail employees, to 100% of participant deferrals subject to a maximum of 5% of eligible pay. The Company's matching contributions (generally from treasury shares) totaled 52,511 shares in 1997, 57,966 shares in 1996, and 76,286 shares in 1995 with a fair market value of approximately $877,000, $1,103,000, and $1,337,000, respectively (which were charged to general and administrative expense). At June 28, 1997, 16,974 shares are reserved for issuance under the 401(k) plan.

  Effective July 1, 1997, the terms of the 401(k) plan were modified. The Company instituted a contribution of 3% of eligible pay to all domestic employees, regardless of the level of an employee's deferrals. In addition, the Company's matching contribution for an employee with greater than five years of service was increased to 100% of the participant's deferrals to a maximum of 6% of eligible pay. In addition, the Company eliminated the one year of service standard for plan eligibility and eliminated the "retail employee" designation.

9. PENSION PLANS

  The Company has a defined-benefit, trusteed pension plan (the "DB Plan") which provides retirement benefits for the majority of its domestic employees. Benefits under the DB Plan are primarily based on an employee's compensation during the five years before retirement and number of years of service. The Company funds current pension cost up to the maximum deductible amount allowed by the Internal Revenue Code. The Company's Canadian subsidiary has a similar plan for its employees. The amounts are not significant.

  The components of net pension expense/(income) for 1997, 1996, and 1995 are as follows:

                                           1997         1996         1995
                                        -----------  -----------  -----------
   Service cost-benefits earned during
    the period........................  $   635,000  $ 1,564,000  $ 1,481,000
   Interest cost on projected benefit
    obligation........................    1,879,000    2,169,000    1,886,000
   Actual return on plan assets.......   (1,746,000)  (4,557,000)  (3,753,000)
   Net amortization and deferral......   (1,903,000)   1,834,000    1,008,000
                                        -----------  -----------  -----------
     Net pension expense/(income).....  $(1,135,000) $ 1,010,000  $   622,000
                                        ===========  ===========  ===========

  The following table sets forth the DB Plan's funded status and obligations as of June 28, 1997 and June 29, 1996:

                                                         1997          1996
                                                     ------------  ------------
   Actuarial present value of benefit obligations:
     Accumulated benefit obligation, including
      vested benefits of $31,563,000 in 1997 and
      $21,042,000 in 1996........................... $ 31,563,000  $ 21,450,000
                                                     ============  ============
   Projected benefit obligation..................... $(31,563,000) $(29,925,000)
   Plan assets at fair value........................   33,196,000    31,997,000
                                                     ------------  ------------
   Plan assets in excess of projected benefit
    obligation......................................    1,633,000     2,072,000
   Add prior service cost...........................          --      1,797,000
   Less:
     Unamortized net asset at transition............   (1,115,000)    1,377,000
     Unrecognized net gain..........................   (1,073,000)    6,369,000
                                                     ------------  ------------
       Net pension liability (included in accrued
        employee benefit expense)................... $   (555,000) $ (3,877,000)
                                                     ============  ============

  The DB Plan assets were primarily invested in money-market funds and treasury securities at June 28, 1997 and common stocks and bonds at June 29, 1996. Assumptions used for accounting purposes as of June 28, 1997 and June 29, 1996 were as follows:

                                                                       1997 1996
                                                                       ---- ----
   Discount rate...................................................... 6.9% 8.0%
   Rate of increase in compensation levels............................ 3.0% 5.0%
   Expected long-term rate of return on assets........................ 9.0% 9.0%

  During the second quarter of 1997, the Company amended its DB Plan. The amendment specifically froze plan participation at December 31, 1996 and eliminated further benefit accruals after June 28, 1997. The

Company currently expects to terminate the plan during the first quarter of fiscal 1998. The Company recorded a plan curtailment gain of $2,187,000 as a component of other income during 1997 associated with the plan amendment.

  In addition, the Company has a supplemental executive retirement plan which is currently unfunded. Executive employees are eligible to become members of the plan upon designation by the Board of Directors. Benefits under the plan are based on the employees' annual earnings and years of service. Provision for this benefit is charged to operations over the employees' term of employment. The amounts are not significant.

10. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, ("SFAS No. 106"), requires the accrual of postretirement benefits other than pensions (such as health care benefits) during the years an employee provides service to the Company. The Company sponsors a defined benefit postretirement plan that provides health and dental care benefits for retired Company officers. The plan is contributory and retirees' contributions are adjusted annually.

  The following table sets forth the plan's funded status and obligations as of June 28, 1997 and June 29, 1996:

                                                             1997       1996
                                                          ---------- ----------
   Accumulated postretirement benefit obligation:
     Retirees...........................................  $  538,000 $  461,000
     Eligible active plan participants..................         --      79,000
     Other active plan participants.....................     448,000    414,000
                                                          ---------- ----------
       Total............................................     986,000    954,000
   Plan assets at fair value............................         --         --
   Accumulated postretirement benefit obligation in
    excess of plan assets...............................     986,000    954,000
   Unrecognized net gain................................      91,000     48,000
                                                          ---------- ----------
       Net postretirement liability (included in accrued
        employee benefit expense).......................  $1,077,000 $1,002,000
                                                          ========== ==========

  The components of net periodic postretirement benefits cost for 1997, 1996 and 1995 are as follows:

                                                     1997     1996      1995
                                                   --------  -------  --------
   Service cost..................................  $ 43,000  $40,000  $ 27,000
   Interest on accumulated postretirement benefit
    obligation...................................    75,000   64,000    58,000
   Amortization of gain..........................    (3,000)  (9,000)  (15,000)
                                                   --------  -------  --------
     Net periodic postretirement cost............  $115,000  $95,000  $ 70,000
                                                   ========  =======  ========

  For measurement purposes, a 10% annual rate of increase in the cost of providing medical benefits was assumed in 1997, with a reduction of 1% per year to a trend rate of 6% for fiscal 2001.

  The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.8% in 1997 and 1996.

  The health care cost trend has a significant effect on the amounts reported. An increase of 1% in the rate of increase would have had an effect of increasing the APBO by $158,000 and the net periodic postretirement benefits cost by $18,000.

11. EXIT COSTS

  During the third quarter of fiscal 1995, the Company made the decision to close its Wisconsin based SYCOM subsidiary and to integrate SYCOM's activities into other of the Company's operations. As such, the Company recorded a $1,964,000 pretax charge for exit costs associated with the SYCOM closure. The charge consisted of facilities and equipment write-offs of approximately $792,000 and termination benefits of approximately $1,172,000. Approximately 100 employees were terminated as a result of the facility closing. As of June 28, 1997, the payment of termination benefits and the closure of the facility has been completed.

  During the first quarter of fiscal year 1996, the Company implemented a plan to restructure operations, including the closure of the company's Flagstaff, Arizona manufacturing facility. The accompanying consolidated statements of income include a pretax charge of approximately $3,044,000 for exit costs associated with this plan. The charge consists of costs related to the closure of the Flagstaff facility of $1,224,000 and termination benefits of $1,820,000. Approximately 110 employees were terminated as a result of the facility closing. As of June 28, 1997, the payment of termination benefits and the closure of the manufacturing operations has been completed.

  During the first quarter of fiscal year 1997, the Company reached a joint decision with Kinko's Corporation to pursue a new strategy for its retail channel initiative. This decision resulted in the closure of the Company's 75 existing NEBS manned print desks in Kinko's stores, its administrative offices in Phoenix and its stationery plant in Scottsdale, Arizona. The accompanying consolidated statements of income include a $3,803,000 pretax charge for exit costs associated with this plan recognized during the year ended June 28, 1997.

  The $3,803,000 pretax charge for exit costs consisted of estimated costs related to facility closures of $485,000, estimated equipment write-offs of $1,105,000 and estimated termination benefits of $2,213,000. Approximately 230 employees have been terminated as a result of the restructuring plan.

  The balance of the reserve for exit costs at June 28, 1997 amounted to $1,006,000 and represents specifically identified employee termination benefits, equipment write-offs and facility closure costs. Cash payments related to the reserve for exit costs are expected to be substantially completed during fiscal year 1998.

12. SALE OF PRODUCT LINE

  During the third quarter of fiscal 1996, the Company completed the sale of selected assets of its Software and Services Division for $4,500,000 resulting in a gain of approximately $495,000. The asset sale included the rights to the Company's One-Write Plus accounting package and the Company's software development and technical support organizations.

13. INCOME TAXES

  The components of income before income taxes were as follows:

                                                1997        1996        1995
                                             ----------- ----------- -----------
   United States............................ $30,149,000 $19,735,000 $26,900,000
   Foreign..................................   1,231,000   1,320,000   1,592,000
                                             ----------- ----------- -----------
     Total.................................. $31,380,000 $21,055,000 $28,492,000
                                             =========== =========== ===========

  Provisions for income taxes under SFAS No. 109 in 1997, 1996 and 1995 consist of:

                                               1997        1996        1995
                                            ----------- ----------  -----------
   Currently payable:
     Federal............................... $ 7,350,000 $5,217,000  $11,931,000
     State.................................   2,376,000  2,353,000    4,232,000
     Foreign...............................     436,000  1,019,000      684,000
                                            ----------- ----------  -----------
       Total...............................  10,162,000  8,589,000   16,847,000
   Deferred................................   2,569,000   (283,000)  (5,029,000)
                                            ----------- ----------  -----------
       Total............................... $12,731,000 $8,306,000  $11,818,000
                                            =========== ==========  ===========

  The tax effects of significant items comprising the Company's net deferred tax asset (liability) as of June 28, 1997 and June 29, 1996 are as follows:

                                          1997                    1996
                                  ----------------------  ---------------------
                                   CURRENT    NONCURRENT   CURRENT   NONCURRENT
                                  ----------  ----------  ---------- ----------
   Deferred tax assets:
     Amortization of intangible
      assets....................  $1,456,000              $1,535,000
     Pension plans..............     345,000               1,778,000
     Accrued vacation...........     956,000               1,200,000
     Allowance for doubtful
      accounts..................   1,212,000               1,257,000
     Accrued expenses...........   1,508,000                 855,000
     Accrued exit costs.........      15,000                 809,000
     Sales returns and
      allowances................     405,000                 450,000
     Inventory..................     910,000                 611,000
     Postretirement benefits....     434,000                 418,000
     Depreciation...............     124,000                     --
     Other......................     535,000                 558,000
   Deferred tax liabilities:
     Depreciation...............         --                      --  $ (27,000)
     Deferred mail advertising..    (983,000)                    --        --
     Other......................     (79,000) $(288,000)         --   (326,000)
                                  ----------  ---------   ---------- ---------
   Net deferred tax asset
    (liability).................  $6,838,000  $(288,000)  $9,471,000 $(353,000)
                                  ==========  =========   ========== =========

  A reconciliation of the provisions for income taxes to the U.S. Federal income tax statutory rates follows:

                                                               1997  1996  1995
                                                               ----  ----  ----
   Statutory tax rate......................................... 35.0% 35.0% 35.0%
   State income taxes (less federal tax benefits).............  6.2   6.3   6.5
   Other--net................................................. (0.6) (1.9)  0.0
                                                               ----  ----  ----
     Effective tax rate....................................... 40.6% 39.4% 41.5%
                                                               ====  ====  ====

14. FINANCIAL INFORMATION BY GEOGRAPHIC AREA

  The Company markets its products directly to small businesses and professional offices in the United States, Canada, France and the United Kingdom. Income from operations represents net sales less all identifiable operating expenses. Investment income, interest expense and income taxes are excluded from geographic area operating data. Sales or transfers between geographic areas were not material. General corporate expenses are included under the Company's domestic operations.

                                            DOMESTIC INTERNATIONAL CONSOLIDATED
                                            -------- ------------- ------------
   1997
     Net sales............................. $237,130    $26,294      $263,424
     Income from operations................   28,718        539        29,257
     Identifiable assets...................  115,125     26,071       141,196
   1996
     Net sales.............................  233,462     21,492       254,954
     Income from operations................   18,754        666        19,420
     Identifiable assets...................   82,921     20,621       103,542
   1995
     Net sales.............................  241,844     21,880       263,724
     Income from operations................   26,511        676        27,187
     Identifiable assets...................  103,868     20,678       124,546

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  The following financial information is in thousands of dollars except per share amounts.

                                        FIRST  SECOND   THIRD  FOURTH   TOTAL
                                       QUARTER QUARTER QUARTER QUARTER   YEAR
                                       ------- ------- ------- ------- --------
   1997
     Net sales........................ $60,702 $63,203 $64,127 $75,392 $263,424
     Gross profit.....................  38,741  42,557  41,441  46,637  169,376
     Income before income taxes.......   1,147   9,435  10,003  10,795   31,380
     Net income.......................     678   5,700   6,004   6,267   18,649
     Earnings per share...............     .05     .43     .45     .45     1.37
                                       ======= ======= ======= ======= ========
     Dividends per share.............. $   .20 $   .20 $   .20 $   .20 $    .80
                                       ======= ======= ======= ======= ========
   1996
     Net sales........................ $63,788 $67,158 $63,100 $60,908 $254,954
     Gross profit.....................  41,558  44,278  39,202  38,942  163,980
     Income before income taxes.......   1,868   6,612   5,739   6,836   21,055
     Net income.......................     541   3,912   3,708   3,768   11,929
     Earnings per share...............     .04     .26     .25     .26      .81
                                       ======= ======= ======= ======= ========
     Dividends per share.............. $   .20 $   .20 $   .20 $   .20 $    .80
                                       ======= ======= ======= ======= ========

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of New England Business Service,
Inc.:

  We have audited the accompanying consolidated balance sheets of New England Business Service, Inc. and subsidiaries as of June 28, 1997 and June 29, 1996 and the related statements of consolidated income, consolidated stockholders' equity, and consolidated cash flows for each of the three years in the period ended June 28, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of New England Business Service, Inc. and subsidiaries as of June 28, 1997 and June 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
August 4, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

  Robert J. Murray, age 56, was elected Chief Executive Officer and Chairman of the Board in December 1995. Mr. Murray has been a director of the Company since 1991. Mr. Murray retired from The Gillette Company in 1995 having been with that company for more than 34 years. From January 1, 1991 until his retirement in 1995, Mr. Murray was Executive Vice President, North Atlantic Group of The Gillette Company. During 1990, he served as Vice President, Chairman's Office, of Gillette and from 1985 to 1989 as Chairman of the Board of Management of Braun AG, one of Gillette's German subsidiaries. Mr. Murray is a director of Fleet National Bank, LoJack Corporation, North American Mortgage, Hannaford Bros. Co. and Allmerica Financial Corporation.

  Peter A. Brooke, age 68, has been a director of the Company since 1989. He also served in that capacity from 1970 to 1983. His principal occupation for more than five years prior to December 31, 1995, was as Chairman and Chief Executive Officer of Advent International Corporation. In January 1996, Mr. Brooke retired as Chief Executive Officer of Advent International but remains as Chairman of its Board of Directors. Advent International Corporation is an international venture capital management firm. Mr. Brooke is also a director of Unitrode Corporation.

  Robert L. Gable, age 66, has been a director of the Company since July 1996. Mr. Gable has been Chairman and Chief Executive Officer of Unitrode Corporation since 1990. From 1988 to 1990, Mr. Gable was a management consultant. From 1985 until 1988, Mr. Gable was President and Chief Executive Officer of Computervision Corporation.

  Benjamin H. Lacy, age 71, has been a director of the Company since 1970. His principal occupation is as President of the Clipper Ship Foundation, Inc., a grant-making charitable foundation. Prior to his retirement in May, 1995, Mr. Lacy was of counsel to the law firm of Hill & Barlow, a Professional Corporation, which has served as general counsel to the Company since 1973.

  Herbert W. Moller, age 55, has been a director of the Company since July 1996. Mr. Moller has held several positions at The Gillette Company since 1966. Mr. Moller has been the Vice President, Finance and Strategic Planning, Gillette North Atlantic Group, since 1992. From 1989 through 1992, Mr. Moller was Vice President of Management Information Systems at The Gillette Company.

  Jay R. Rhoads, Jr., age 72, has been a director of the Company since its incorporation in 1955. He served as President from 1965 to 1971, as Chief Executive Officer from 1965 to 1975 and as Chairman of the Board from 1971 to 1987. Mr. Rhoads is the brother of Richard H. Rhoads.

  Richard H. Rhoads, age 67, joined the Company in 1965 and has been a director since 1970. From 1975 to 1991, he was Chief Executive Officer. His principal occupation since 1988 was his position as Chairman of the Board, a position from which he retired in 1995. Since 1980, Mr. Rhoads has served as a member of the Executive Committee of the Board. Mr. Rhoads is the brother of Jay R. Rhoads, Jr.

  Brian E. Stern, age 49, has been a director of the Company since April 1995. Mr. Stern has been President of the Office Document Products Group and Corporate Senior Vice President of Xerox Corporation since 1994. From 1993 to 1994, Mr. Stern was President of the Personal Document Products Division of Xerox. From 1992 to 1993, Mr. Stern was Vice President of Corporate Business Strategy of Xerox and from 1990 to 1992, Vice President, Finance, Development and Manufacturing of Xerox.

EXECUTIVE OFFICERS OF THE COMPANY

  The Company's executive officers are elected to office by the Board of Directors at the first board meeting following the Annual Meeting of Stockholders or at other board meetings as appropriate. Robert J. Murray, George P. Allman, Edward M. Bolesky, Robert S. Brown, John F. Fairbanks, Steven G. Schlerf and Robert D. Warren were elected to office on October 25, 1996. Theodore Pasquarello was elected to office on April 25, 1997. Each officer holds office until the first meeting of the Board following the next Annual Meeting and until a successor is chosen. Information regarding Robert
J. Murray can be found in the above section titled "Directors of the Company." Information on the other executive officers is below.

  George P. Allman, age 55, joined the Company in February 1996 and was elected at that time Vice President--Retail Sales and Operations. In October 1996, Mr. Allman was elected Vice President--Diversified Operations. In 1984, Mr. Allman founded GPA Associates, Inc., and served as President from 1984 to 1994. During 1995, Mr. Allman was a private investor.

  Edward M. Bolesky, age 51, joined the Company in 1981 and has served in numerous capacities in operations and administration. In 1991, Mr. Bolesky was elected Vice President--Sales. In 1993, he was elected Vice President--General Manager, Administration and Customer Relations. In 1994, he was elected Vice President--General Manager, Operations. In 1995, he was elected Vice President--General Manager, Manufacturing and Information Systems. In 1996, Mr. Bolesky was elected to his current office of Vice President--Direct Marketing/Telesales and Service.

  Robert S. Brown, age 49, joined the Company in 1971 and has held various positions in operations and marketing in the United States and Canada. In 1992, Mr. Brown was elected Vice President--General Manager, Marketing. In 1994, he was elected Vice President--General Manager, Subsidiaries. In 1996, Mr. Brown was elected to the position of Vice President--Circulation and International.

  John F. Fairbanks, age 36, joined the Company in 1994 as Treasurer and Secretary. In January 1996, Mr. Fairbanks was elected Vice President-- Corporate Controller. In October 1996, Mr. Fairbanks was elected Vice President--Chief Financial Officer. Prior to joining the Company, Mr. Fairbanks was Vice President & Treasurer of M/A-COM, Inc. from 1992 until 1994.

  Theodore Pasquarello, age 47, joined the Company in April 1997 as Executive Vice President and President of the Chiswick division. Prior to joining the Company, Mr. Pasquarello was the founder of Chiswick Trading, Inc., and had been President of such for over five years.

  Steven G. Schlerf, age 45, joined the Company in 1979 and has served in a variety of capacities in manufacturing and operations. Mr. Schlerf was elected Vice President--Image Manufacturing and Product Development in 1995, and Vice President--Manufacturing and Technical Operations in 1996.

  Robert D. Warren, age 46, joined the Company in April 1996 as Vice President, Business Management, Business Solutions. In October 1996, he was elected Vice President--Business Management and Development. Mr. Warren was previously Vice President, Marketing for Gillette Stationery Products, North America, and General Manager for Gillette Stationery Products of Canada from 1988 until 1992.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Information regarding compliance with Section 16(a) beneficial ownership reporting requirements located on page 5 of the Company's Proxy Statement for Annual Meeting of Stockholders to be held October 24, 1997 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The section entitled "Compensation of Officers and Directors" located on pages 6 to 10 of the Company's Proxy Statement for Annual Meeting of Stockholders to be held October 24, 1997 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The section entitled "Voting Securities" located on pages 1 and 2 of the Company's Proxy Statement for Annual Meeting of Stockholders to be held October 24, 1997 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The section entitled "Certain Transactions" located on page 5 of the Company's Proxy Statement for Annual Meeting of Stockholders to be held October 24, 1997 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) The following financial statements are located in this Report under
Item 8 for the fiscal year ended June 28, 1997.

  (1) Independent Auditors' Report
  (2) Consolidated Balance Sheets as of June 28, 1997 and June 29, 1996
  (3) Statements of Consolidated Income for the fiscal years ended June 28, 1997, June 29, 1996, and June 30, 1995
  (4) Statements of Consolidated Stockholders' Equity for the fiscal years ended June 28, 1997, June 29, 1996, and June 30, 1995
  (5) Statements of Consolidated Cash Flows for the fiscal years ended June 28, 1997, June 29, 1996 and June 28, 1995
  (6) Notes to Consolidated Financial Statements

  (a)(2) The following financial statement schedules are filed as part of this report and are located on the following pages:

   Schedule II Valuation and Qualifying Accounts..........................  38
   Schedules I, III, IV, and V are omitted as they are not applicable or not required under Regulation S-X

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

    (3)(d) By-Laws of the Registrant, as amended. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995, filed February 8, 1996.)
    (4)(a) Specimen stock certificate for shares of Common Stock, par value
            $1.00 per share. (Incorporated by reference to the Company's Annual
            Report on Form 10-K for the fiscal year ended June 30, 1995, filed
            September 15, 1995.)
    (4)(b) Amended and Restated Rights Agreement, dated as of October 27, 1989 as amended as of October 20, 1994 (the "Rights Agreement"), between
            New England Business Service, Inc. and The First National Bank of
            Boston (now BankBoston), National Association, as rights agent, including as Exhibit B the forms of Rights Certificate Election to Exercise. (Incorporated by reference to Exhibit 4 of the Company's current report on Form 8-K dated October 25, 1994.)
    (9)    Not applicable.
   (10)(a) NEBS 1990 Key Employee Stock Option and Stock Appreciation Rights
            Plan dated July 27, 1990. (Incorporated by reference to Exhibit
            (10)(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1990, filed September 14, 1990.)
   (10)(b) Revolving Credit Agreement dated as of March 26, 1997, by and among
            New England Business Service, Inc., The First National Bank of
            Boston (now BankBoston) and Fleet National Bank (together with certain other financial institutions, the Banks), The First
            National Bank of Boston (now BankBoston), as agent for the Banks, and Fleet National Bank, as documentation agent for the Banks.
            (Incorporated by reference to Exhibit 10.1 to the Company's Current
            Report on Form 8-K dated April 15, 1997.)
   (10)(c) NEBS Deferred Compensation Plan for Outside Directors. (Incorporated by reference to Exhibit (10)(d) to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 1982, filed September
            23, 1982.)
   (10)(d) NEBS 1994 Key Employee and Eligible Director Stock Option and Stock
            Appreciation Rights Plan dated July 22, 1994. (Incorporated by reference to Exhibit (10)(f) to the Company's Annual Report on Form
            10-K for the fiscal year ended June 24, 1994, filed September 16, 1994.)
   (10)(e) New England Business Service, Inc. Stock Compensation Plan dated
            July 25, 1994. (Incorporated by reference to Exhibit (10)(g) to the
            Company's Annual Report on Form 10-K for the fiscal year ended June
            24, 1994, filed September 16, 1994.)
   (10)(f) New England Business Service, Inc. Deferred Compensation Plan dated
            June 25, 1994. (Incorporated by reference to Exhibit (10)(g) to the
            Company's Annual Report on Form 10-K for the fiscal year ended June
            30, 1995, filed September 15, 1995.)
   (10)(g) Supplemental Retirement Plan for Executive Employees of New England
            Business Service, Inc. dated July 1, 1991, as amended June 24,
            1994. (Incorporated by reference to Exhibit (10)(h) to the Company's Annual Report on Form 10-K for the fiscal year ended June
            30, 1995, filed September 15, 1995.)
   (10)(h) Executive Bonus Plan for 1997. (Incorporated by reference to Exhibit
            (10)(n) to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1996, filed September 11, 1996.)
   (10)(i) Executive Bonus Plan for 1998.
   (10)(j) Asset Purchase Agreement by and among New England Business Service,
            Inc., Chiswick Trading, Inc. and Theodore Pasquarello dated as of
            March 31, 1997. (Incorporated by reference to Exhibit 2.1 to the
            Company's Current Report on Form 8-K dated April 15, 1997.)
   (10)(k) Lease between Theodore Pasquarello, as Trustee of the E.B. Realty
            Trust (Landlord) and New England Business Service, Inc. (Tenant) for the land and improvements located at 33 Union Avenue, Sudbury, MA 01776. (Incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1997 filed May 13, 1997.)

   (10)(l) Lease between Theodore Pasquarello and Eileen Pasquarello, as
            Trustees of The Paris Trust (Landlord) and New England Business
            Service, Inc. (Tenant) for the land and improvements located at 31
            Union Avenue, Sudbury, MA 01776. (Incorporated by reference to
            Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1997 filed May 13, 1997.)
   (10)(m) Separation Agreement dated October 25, 1996 between the Company and
            Russell V. Corsini, Jr.
   (10)(n) Employment Agreement dated March 31, 1997 between the Company and
            Theodore Pasquarello.
   (10)(o) Change in Control agreement dated November 27, 1996 between the
            Company and Robert J. Murray.
   (10)(p) Change in Control agreement dated November 27, 1996 between the
            Company and John F. Fairbanks.
   (10)(q) Change in Control agreement dated November 27, 1996 between the
            Company and George P. Allman.
   (10)(r) Change in Control agreement dated November 27, 1996 between the
            Company and Robert D. Warren.
   (10)(s) Change in Control agreement dated November 27, 1996 between the
            Company and Robert S. Brown.
   (10)(t) Change in Control agreement dated November 27, 1996 between the
            Company and Edward M. Bolesky.
   (10)(u) Change in Control agreement dated November 27, 1996 between the
            Company and Steven G. Schlerf.
   (10)(v) Change in Control agreement dated April 2, 1997 between the Company and Theodore Pasquarello.
   (10)(w) Lease between Theodore Pasquarello and Eileen Pasquarello, as
            Trustees of The Paris Trust (Landlord) and New England Business
            Service, Inc. (Tenant) for the land and improvements located at 25
            Union Avenue, Sudbury, MA 01776.
   (10)(x) NEBS 1997 Key Employee and Eligible Director Stock Option and Stock
            Appreciation Rights Plan dated July 25, 1997.
   (11)    Statement re Computation of Per Share Earnings.
   (12)    Not applicable.
   (13)    Not applicable.
   (16)    Not applicable.
   (18)    Not applicable.
   (21)    List of Subsidiaries.
   (22)    Not applicable.
   (23)    Consent of Deloitte & Touche LLP.
   (24)    Not applicable.
   (27)    Article 5 Financial Data Schedule.
   (28)    Not applicable.

  Location of Documents Pertaining to Management Contracts and Compensatory Plans and Arrangements:

    (1) NEBS 1990 Key Employee Stock Option and Stock Appreciation Rights Plan:
         Exhibit (10)(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1990, filed September 14, 1990.
    (2) NEBS 1994 Key Employee and Eligible Director Stock Option and Stock
         Appreciation Rights Plan: Exhibit (10)(f) to the Company's Annual
         Report on Form 10-K for the fiscal year ended June 24, 1994, filed
         September 16, 1994.
    (3) New England Business Service, Inc. Stock Compensation Plan: Exhibit
         (10)(g) to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1994, filed September 16, 1994.
    (4) New England Business Service, Inc. Deferred Compensation Plan: Exhibit
         (10)(g) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, filed September 15, 1995.
    (5) Supplemental Retirement Plan for Executive Employees of New England
         Business Service, Inc.: Exhibit (10)(h) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, filed September
         15, 1995.
    (6) Executive Bonus Plan for 1997: Exhibit (10)(n) to the Company's Annual
         Report on Form 10-K for the fiscal year ended June 29, 1996, filed
         September 11, 1996.
    (7) Executive Bonus Plan for 1998: Exhibit (10)(i) to this Annual Report on
         Form 10-K.
    (8) Separation Agreement between the Company and Russell V. Corsini, Jr.:
         Exhibit (10)(m) to this Annual Report on Form 10-K.
    (9) Employment Agreement between the Company and Theodore Pasquarello:
         Exhibit (10)(n) to this Annual Report on Form 10-K.
   (10) Change in Control Agreement between the Company and Robert J. Murray:
         Exhibit (10)(o) to this Annual Report on Form 10-K.
   (11) Change in Control Agreement between the Company and John F. Fairbanks:
         Exhibit (10)(p) to this Annual Report on Form 10-K.
   (12) Change in Control Agreement between the Company and George P. Allman:
         Exhibit (10)(q) to this Annual Report on Form 10-K.
   (13) Change in Control Agreement between the Company and Robert D. Warren:
         Exhibit (10)(r) to this Annual Report on Form 10-K.
   (14) Change in Control Agreement between the Company and Robert S. Brown:
         Exhibit (10)(s) to this Annual Report on Form 10-K.
   (15) Change in Control Agreement between the Company and Edward M. Bolesky:
         Exhibit (10)(t) to this Annual Report on Form 10-K.
   (16) Change in Control Agreement between the Company and Steven G. Schlerf:
         Exhibit (10)(u) to this Annual Report on Form 10-K.
   (17) Change in Control Agreement between the Company and Theodore
         Pasquarello: Exhibit (10)(v) to this Annual Report on Form 10-K.
   (18) NEBS 1997 Key Employee and Eligible Director Stock Option and Stock
         Appreciation Rights Plan: Exhibit (10)(x) to this Annual Report on
         Form 10-K.

  (b) Reports on Form 8-K

  On June 13, 1997, on Form 8-K/A, the Company filed financial statements and pro forma financial information relative to the acquisition of substantially all of the assets and assumption of certain liabilities of Chiswick Trading, Inc.

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

Date: September 12, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

                NAME                           TITLE                 DATE

        /s/ Robert J. Murray           Chairman, President,     September 12,
-------------------------------------   Chief Executive              1997
         (ROBERT J. MURRAY)             Officer and
                                        Director (Principal
                                        Executive Officer)

         /s/ Peter A. Brooke           Director                 September 12,
-------------------------------------                                1997
          (PETER A. BROOKE)

         /s/ Robert L. Gable           Director                 September 12,
-------------------------------------                                1997
          (ROBERT L. GABLE)

        /s/ Benjamin H. Lacy           Director                 September 12,
-------------------------------------                                1997
         (BENJAMIN H. LACY)

        /s/ Herbert W. Moller          Director                 September 12,
-------------------------------------                                1997
         (HERBERT W. MOLLER)

       /s/ Jay R. Rhoads, Jr.          Director                 September 12,
-------------------------------------                                1997
        (JAY R. RHOADS, JR.)

        /s/ Richard H. Rhoads          Director                 September 12,
-------------------------------------                                1997
         (RICHARD H. RHOADS)

         /s/ Brian E. Stern            Director                 September 12,
-------------------------------------                                1997
          (BRIAN E. STERN)

        /s/ John F. Fairbanks          Vice President--         September 12,
-------------------------------------   Chief Financial              1997
         (JOHN F. FAIRBANKS)            Officer (Principal
                                        Financial and
                                        Accounting Officer)

                                                                     SCHEDULE II

              NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                (000'S OMITTED)

                                          ADDITIONS
                                    ---------------------
                         BALANCE AT             CHARGED   DEDUCTIONS  BALANCE AT
                         BEGINNING   CHARGED   TO OTHER      FROM       END OF
                           PERIOD   TO INCOME ACCOUNTS(1) RESERVES(2)   PERIOD
                         ---------- --------- ----------- ----------- ----------
Reserves deducted from
 assets to which they
 apply:
 For doubtful accounts
  receivable:
  Year ended June 30,
   1995.................   3,012      3,177         0        2,885      3,304
  Year ended June 29,
   1996.................   3,304      3,033         0        2,994      3,343
  Year ended June 28,
   1997.................   3,343      2,612         0        2,604      3,351
Reserves included in
 liabilities:
 For sales returns and
  allowances:
  Year ended June 30,
   1995.................   1,078        990         0        1,078        990
  Year ended June 29,
   1996.................     990      1,072         0          990      1,072
  Year ended June 28,
   1997.................   1,072        993         0        1,072        993

--------
(1) Recovery of accounts previously written off.
(2) Accounts written off.