Form 10-Q
period 1997-09-27
NEW ENGLAND BUSINESS SERVICE INC
filed 1997-11-07
CIK 205700

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the period ended September 27, 1997.

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

                           (978) 448-6111
                           --------------
          (Registrant's telephone number, including area code)

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

The number of common shares of the Registrant outstanding on October 30, 1997 was 13,690,936.

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements
----------------------------

                       NEW ENGLAND BUSINESS SERVICE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              (In Thousands)
                                (unaudited)
                                                   Sept. 27,       June 28,
                                                     1997            1997
                                                   --------       --------
ASSETS
Current Assets
  Cash and cash equivalents                        $  5,494       $  7,365
  Short term investments                                469            469
  Accounts receivable - net                          36,997         34,147
  Inventories                                        12,000         11,569
  Direct mail advertising and prepaid expenses        8,700          6,976
  Deferred income tax benefit                         7,900          7,900
                                                   --------       --------
     Total current assets                            71,560         68,426
Property and equipment - net                         32,351         32,419
Property held for sale                                  631            631
Goodwill - net                                       29,424         31,795
Other Assets - net                                    9,073          7,925
                                                   --------       --------
TOTAL ASSETS                                       $143,039       $141,196
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS'EQUITY
Current Liabilities
  Accounts payable                                 $ 13,698       $ 13,872
  Accrued expenses                                   20,257         19,455
                                                   --------       --------
     Total current liabilities                       33,955         33,327
Revolving Line of Credit                             24,000         27,000
Deferred Income Taxes                                    18            288

STOCKHOLDERS'EQUITY
  Common stock                                       14,663         14,616
  Additional paid-in capital                         27,506         26,537
  Cumulative foreign currency translation adj.       (1,775)        (1,762)
  Retained earnings                                  61,255         58,024
                                                   --------       --------
     Total                                          101,649         97,415
Less: Treasury stock                                (16,583)       (16,834)
                                                   --------       --------
Stockholders' Equity                                 85,066         80,581
                                                   --------       --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $143,039       $141,196
                                                   ========       ========

See Notes to Unaudited Consolidated Financial Statements

                       NEW ENGLAND BUSINESS SERVICE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)
                                               Three Months Ended
                                               Sept. 27,  Sept. 28,
                                                 1997       1996
                                               ---------  ---------
NET SALES                                      $ 75,615   $ 60,702
OPERATING EXPENSES:
  Cost of sales                                  28,982     21,961
  Selling and advertising                        24,894     22,369
  General and administrative                     12,151     10,196
  Exit costs                                          -      5,201
                                               --------   --------
     Total operating expenses                    66,027     59,727
INCOME FROM OPERATIONS                            9,588        975
OTHER INCOME/(EXPENSE):
  Interest income                                    65        172
  Interest expense                                 (477)         -
  Gain on pension settlement                        556          -
                                               --------   --------
INCOME BEFORE TAXES                               9,732      1,147
PROVISION FOR INCOME TAXES                        3,771        469
                                               --------   --------
NET INCOME                                     $  5,961   $    678
                                               ========   ========
PER SHARE AMOUNTS:
Net Income                                          .42        .05
                                               ========   ========
Dividends                                           .20        .20
                                               ========   ========
WEIGHTED AVERAGE SHARES OUTSTANDING              14,145     13,828
                                               ========   ========

See Notes to Unaudited Consolidated Financial Statements

<PAGE

                       NEW ENGLAND BUSINESS SERVICE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (unaudited)
                                                      Three Months Ended
                                                    Sept. 27,     Sept. 28,
                                                      1997          1996
                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                          $   5,961     $     678
Adjustments to reconcile net income to cash:
  Depreciation and amortization                         3,453         2,264
  Deferred income taxes                                  (284)           (9)
  Gain on pension settlement                              556             -
  Other non-cash items                                    326         5,605
Changes in assets and liabilities:
  Accounts receivable                                  (3,592)         (757)
  Inventories and prepaid expenses                     (4,632)       (2,090)
  Accounts payable                                       (123)        2,512
  Accrued expenses                                      3,623          (433)
                                                    ---------     ---------
    Net cash provided by operating activities           5,288         7,770
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                    (2,658)       (2,488)
Purchase of investments                                     -        (3,800)
Proceeds from sale of investments                           -        10,993
Other assets                                              418             -
                                                    ---------     ---------
    Net cash used in investing activities              (2,240)        4,705
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt                                        (5,000)            -
Proceeds from credit line                               2,000             -
Proceeds from issuing common stock                        844            61
Purchase of treasury stock                                  -       (10,589)
Dividends paid                                         (2,728)       (2,762)
                                                    ---------     ---------
    Net cash used in financing activities              (4,884)      (13,290)
EFFECT OF EXCHANGE RATE ON CASH                           (35)            3
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS    (1,871)         (812)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          7,365         6,508
                                                    ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   5,494     $   5,696
                                                    =========     =========

See Notes to Unaudited Consolidated Financial Statements
<PAGE

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
------------------------
  The consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods reflected. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim period reported herein are not necessarily indicative of results to be expected for the full year.


2. Accounting Policies
----------------------
  The consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, and the Independent Auditors' Report in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1997.

  Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1997. The Company has consistently followed those policies in preparing this report.

3.  Acquisitions
----------------
  During the quarter the Company made final determinations of the value of intangible assets acquired during the purchase of substantially all of the assets and assumption of certain liabilities of Chiswick Trading, Inc. on March 31, 1997. Accordingly, the excess cost over fair value of the net tangible assets acquired was $34,724,000, of which $6,870,000 was allocated to Chiswick's customer list, $600,000 to a non-compete agreement, $1,400,000 to the tradename and the balance of $25,854,000 to goodwill. The goodwill is being amortized over a period of 40 years.

4. Inventories
--------------
  Inventories are carried at the lower of first-in, first-out cost or market. Inventories at September 27, 1997 and June 28, 1997 consisted of:

                                                 (unaudited)
                                                   Sept. 27,      June 28,
                                                     1997           1997
                                                  ----------    ----------
    Raw paper                                    $   568,000    $   586,000
    Business forms, related office products
      and shipping, warehouse and packaging
      supplies                                    11,432,000     10,983,000
                                                  ----------    -----------
    Total                                        $12,000,000    $11,569,000

5. Exit Costs
-------------
  During the first quarter of fiscal year 1997, the Company reached a joint decision with Kinko's Corporation to pursue a new strategy for its retail channel initiative. This decision resulted in the closure of the Company's 75 existing NEBS manned print desks in Kinko's stores, its administrative offices in Phoenix and its stationery plant in Scottsdale, Arizona. The accompanying consolidated statements of income include a $5,201,000 pretax charge for exit costs associated with this plan recognized in the first quarter ended September 28, 1996.

  The $5,201,000 pretax charge for exit costs was subsequently revised during fiscal year 1997. The pre-tax charge for the year was reduced to $3,803,000 and consisted of estimated costs related to facility closures of $485,000, estimated equipment write-offs of $1,105,000 and estimated termination benefits of $2,213,000. Approximately 230 employees have been terminated as a result of the restructuring plan.

  The balance of the reserve for exit costs at September 27, 1997 amounted to $619,000 and represents specifically identified employee termination benefits and equipment write-offs. Cash payments related to these costs are expected to be substantially completed during fiscal year 1998.

6. Pension Plan
---------------
  During the second quarter of fiscal year 1997, the Company amended its defined benefit pension plan which provides benefits to the majority of its domestic employees. The amendment froze plan participation at December 31, 1996 and eliminated further benefit accruals after June 28,1997. The Company settled the plan obligations during the first quarter of fiscal year 1998 and recorded a plan settlement gain of $556,000 during the period.

7. Earnings Per Share
---------------------
  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS")No. 128, "Earnings Per Share".
This new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the earnings statement and requires a reconciliation of the numerators and denominators of basic and diluted
EPS calculations. This statement will be effective in the second quarter of the Company's 1998 fiscal year. The Company's current EPS calculation is not expected to change significantly to conform to SFAS No. 128.

8.New Accounting Pronouncements
-------------------------------
  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company will adopt these statements during fiscal year 1999 and does not expect that the adoption of these statements will have a material impact on the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
        and Results of Operations
---------------------------------

Liquidity and Capital Resources
-------------------------------
Cash provided by operating activities for the three months ended September 27, 1997 was $ 5.3 million and represented a decrease of $2.5 million from the $7.8 million provided in the comparable period last year. The decrease in operating cash flow was primarily the result of increased investment in non-cash working capital balances during the first quarter of fiscal year 1998.

  Working capital at September 27, 1997 amounted to $37.6 million, including $6.0 million of cash and short term investments. At June 28, 1997, working capital amounted to $35.1 million, including cash and short term investments of $7.8 million. The $2.5 million increase in working capital during the quarter reflected higher receivable balances associated with delayed billings as a result of the UPS strike and an increase in inventory to support anticipated sales of greeting card and calendar products during the second quarter of fiscal 1998.

  Capital expenditures for the three months ended September 27, 1997 were $2.7 million versus the $2.5 million expended during last year's comparable period. Capital expenditures in the first quarter of fiscal 1997 and fiscal 1998 included significant expenditures for information systems infrastructure. In addition to increased expenditures related to a plan to upgrade the Company's information systems, the Company is in the process of constructing a $3.2 million telemarketing facility in Flagstaff, Arizona. The Company anticipates that total capital outlays will approximate $15.0 million in fiscal year 1998, an increase of $5.4 million or 57% over the $9.6 million expended during fiscal year 1997.*

  In addition to its present cash and investment balances, the Company has consistently generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. However, should the Company need additional funds, it has a senior, unsecured, revolving line of credit with two major banks for $60.0 million. At September 27, 1997, $24.0 million was outstanding against this line, reflecting principal repayments of $3.0 million during the first quarter of fiscal 1998. The Company anticipates that its current cash on hand, cash flow from operations and additional availability under the line of credit will be sufficient to meet the Company's liquidity requirements for its operations and capital expenditures through the remainder of the year.* However, the Company may pursue additional acquisitions from time to time which would likely be funded through cash, issuance of stock, the obtaining of additional credit or any combination thereof.*

Results of Operations
---------------------
  Net sales increased $14.9 million or 24.6% to $75.6 million in the first quarter of fiscal 1998 from $60.7 million in last year's first quarter. The sales increase was composed of approximately a $2.8 million or 4.6% unit volume increase, a $1.9 million or 3.3% effective price increase, and a $13.5 million or 22.2% increase associated with the acquisition of Standard Forms Limited and Chiswick Trading, Inc. during fiscal year 1997. These increases were offset in part by a $1.6 million or 2.6% decline attributable to the discontinuation of Kinko's retail initiative and a $1.7 million or 2.9% decline attributable to higher promotional discounting.

  For the first quarter of fiscal 1998, cost of sales increased to 38.3% of sales from 36.2% in last year's comparable period. This increase was due primarily to increased freight costs in the quarter as a result of the UPS strike and an increase in revenue generated by lower margin products associated with recently acquired businesses. Cost of sales as a percent of sales is anticipated to improve slightly during the year due to the elimination of the unfavorable impact of the UPS strike in the remaining quarters of fiscal 1998.*

  Selling and advertising expense decreased to 32.9% of sales in the first quarter of fiscal 1998 from 36.9% of sales in last year's comparable quarter. The decrease was primarily associated with reduced selling expenses related to the discontinuation of Kinko's retail activities. Selling and advertising expense as a percent of sales is expected to increase in the second quarter to support seasonal product selling activities and to decline to a level slightly below the first quarter results for the remainder of the fiscal year.*

  General and administrative expense decreased to 16.1% of sales in the first quarter of fiscal 1998 from 16.8% in last year's comparable quarter. The decline was principally the result of a lower ratio of general and administrative expense to sales associated with the Company's newly acquired businesses. During the first quarter, the Company continued to increase spending levels associated with its program to re-engineer financial and operational information systems. General and administrative expenses as a percent of sales is expected to remain consistent throughout the remainder of the fiscal year.*

  Investment income decreased from 0.3% of sales in the first quarter of fiscal year 1996 to 0.1% of sales in the first quarter of fiscal 1997 due to lower investable cash balances. Interest expense amounting to 0.6% of sales was recorded in fiscal 1998 due to borrowings associated with the acquisition of Chiswick Trading, Inc. incurred during the fourth quarter of fiscal 1997.

  The provision for income taxes as a percentage of pre-tax income decreased to 38.8% in the first quarter of 1998 from 40.9% in the comparable quarter in fiscal year 1997 due to changes in effective state tax rates.

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which will become effective during the second quarter of the Company's 1998 fiscal year. SFAS No. 128 will require the Company in that quarter ended December 27, 1997 to restate all previously reported earnings per share information to conform with the new pronouncement's requirements. The Company's current EPS calculation is not expected to change significantly to conform to SFAS No. 128.*

_________________________
* This forward-looking statement reflects the Company's current expectations. There can be no assurance the Company's actual performance will not differ materially from those projected in such forward-looking statements due to the important factors described in the section to this Management's Discussion and Analysis of Financial Condition and Results of Operations titled "Forward-Looking Information and Risk Factors to Future Performance."

Forward-Looking Information and Risk Factors to Future Performance
------------------------------------------------------------------
  From time to time, the Company or its representatives have made or may make forward-looking statements that reflect the Company's current expectations, orally or in writing, in this Management's Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in the quarterly report on Form 10-Q, in other reports filed under the Securities Act of 1934, as amended, in press releases or in statements made with the approval of an authorized executive officer. The words or phrases "is expected," "will continue," "anticipates," "estimates," or similar expressions in any of these communications are intended to identify "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as enacted by the Private Securities Litigation Reform Act of 1995.

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


Increasing Competition; Pressure on Price and Margins

  The Company operates in a highly competitive marketplace, in which it competes with a variety of mail order marketers, retailers, dealers, distributors and local printers in the marketing of business forms, stationery and supplies to small businesses. Over the course of the past decade, mail order providers of business forms and stationery have experienced growth in excess manufacturing capacity. In addition, the Company has faced increasing competition from low-price, high-volume office supply chain stores. Improvements in the cost and quality of printing technology have increasingly allowed dealers, distributors and local printers to gain access to products of complex design and functionality at competitive prices. The Company currently anticipates that these trends will continue. No assurance can be given that competition will not have an adverse effect on the Company's business. In addition, if any of the Company's mail order competitors were to seek to gain or retain market share by reducing prices or increasing promotional discounting, the Company could be compelled to reduce its prices or match the discounts and thereby reduce its gross margin and profitability.


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

Technological Change; Product Obsolescence and Risks to Competitive Advantage.

  The Company's standardized business forms and related products are designed to provide small businesses with the financial and business records required to manage a business. Steady technological improvements have provided small businesses in several market segments with alternative means to enact and record business transactions. PC-based, point-of-sale, electronic form and electronic transaction systems have been designed to automate several of the functions performed by the Company's products. The price and performance characteristics of personal laser and ink-jet printing equipment have improved markedly in the recent past, thereby allowing small businesses a cost-competitive means to print low-quality versions of Company forms on plain paper. In addition, the Internet has the potential to eliminate the Company's advantage of scale in direct marketing by providing all competitors with equal access to customers who purchase products over the Internet. In response, the Company has focused resources on the acquisition, development and procurement of new products less susceptible to technological obsolescence and has aggressively moved to develop a comprehensive electronic catalog of products to be utilized in retail-based kiosks, PC-based software and over the Internet.
It should be noted that the Company's small business customers have proven to be relatively slow adapters of new technology which has minimized the adverse impact of these technological trends. However, the Company can give no assurance that continued technological change will not have a material adverse impact on the long-term prospects for the Company's business.


Paper Costs and Postal Rates; Risks to Margins.

  The cost of paper used to produce the Company's products, catalogs and advertising materials constitutes, directly or indirectly, approximately 20% of consolidated revenues. In addition, the Company is reliant on the U.S. Postal Service for delivery of most of the Company's promotional materials. Coated paper costs for promotional materials and postal rates for third class mail have increased significantly over the past decade. In addition, certain segments of the paper market have demonstrated considerable price volatility over the past five years. The Company has been able to counteract the impact of postal and paper cost increases with cost reduction programs and selected product price increases. Due to increased competition in the small business forms, stationery and supplies marketplace, no assurance can be given that the Company will be able to increase product pricing to compensate for future paper or postal cost increases. The inability to raise prices in response to paper or postal cost increases could reduce the Company's operating profitability and net income.

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


Governmental Regulations; Sales Risk.

  Future governmental legislation or regulation including, but not limited to, the following potential regulatory actions have the potential to have a material adverse impact on the Company's business prospects: 1) enactment of privacy laws could constrain the Company's ability to mail promotional materials or to telemarket to small businesses; 2) modification to U.S. Postal Service regulations with the effect of increasing postal rates or reducing postal delivery efficiency could have an adverse impact on the Company's marketing efforts; and 3) institution of a ''general sales tax'', ''value added tax'' or similar national tax could reduce demand for the Company's products. Although the Company has no current knowledge or belief that such adverse regulation, or similar governmental regulation is pending or imminent, it can make no assurance that adverse governmental regulation will not have a material adverse impact on the Company's business in the future.


Acquisitions; Inherent Risk.

  From time to time the Company has acquired, or may acquire in the future, a majority ownership position in a company or substantially all of the assets related to a specific line of business. During fiscal year 1997, the Company acquired Standard Forms Limited and the assets of Chiswick Trading, Inc. which, in the aggregate comprise approximately 20% of the Company's consolidated revenues. Such acquisitions are undertaken to enhance the Company's competitive position in the marketplace or to gain access to new markets, products, competencies or technologies. The Company has performed in the past and will perform in the future a business, financial and legal due diligence review in advance of an acquisition to corroborate the assumptions critical to projected future performance of an acquired entity and to identify the risks inherent to such projections. However, the Company can make no assurances that its due diligence review will identify all potential risks associated with the purchase, integration or operation of any acquired enterprise. If any of such potential risks materialize, the Company's future net sales and net income could be materially adversely affected.

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

Computer Systems; Year 2000 Impact

  The Company and its vendors have become increasingly reliant on computer systems to process transactions and to provide relevant business information. The majority of computer systems designed prior to the mid-1990s are susceptible to a well publicized problem associated with an inability to process date related information beyond the year 2000. Without proactive modifications to routines and programs, many systems of the Company and its vendors could be rendered useless as early as June of 1999. The Company has created a comprehensive plan to address the year 2000 issue with respect to both internal systems and to systems employed by critical vendors. However, the Company can make no assurance that all year 2000 risks to Company and critical vendor systems can be identified and successfully negated through modification of existing programs prior to June of 1999. In the event that any year 2000 program deficiencies remain undetected, or in the event that any programming modifications do not adequately address the year 2000 issues, the Company or its vendors could experience critical operating system failure. Any such operating system failure could have a material adverse impact on the Company's financial performance and long-term prospects.


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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------
    Not applicable

PART II - OTHER INFORMATION
---------------------------

Item 1.  LEGAL PROCEEDINGS
--------------------------
    To the Company's knowledge, no material legal proceedings are pending on the date hereof to which the Company is a party or to which any property of the Company is subject.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------
    Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
    Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
    a.  The Annual Meeting of Stockholders was held on October 24, 1997.

    b.  See Item 4(c) below.

    c. The stockholders fixed the number of Directors to be elected at eight and elected the following as Directors:

                                     For      Authority Withheld
                                     ---      ------------------
        Robert J. Murray          12,897,142       115,367
        Peter A. Brooke           12,938,666        73,843
        Robert L. Gable           12,928,666        73,843
        Benjamin H. Lacy          12,910,442       102,067
        Herbert W. Moller         12,938,466        74,043
        Jay R. Rhoads, Jr.        12,909,166       103,343
        Richard H. Rhoads         12,911,166       101,343
        Brian E. Stern            12,938,666        73,843

        The stockholders voted to approve the NEBS 1997 Key Employee and Eligible Director Stock Option and Stock Appreciation Rights Plan
                                                         Broker
           For           Against         Abstain         Non-Vote
           ---           -------         -------         --------
        9,749,759       1,414,396       1,211,210        637,144

        The stockholders voted to ratify the selection of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending June 27, 1998

           For           Against         Abstain
           ---           -------         -------
        13,005,459        1,383           5,667

    d.  Not applicable.

Item 5.  OTHER INFORMATION
--------------------------
    Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
    a. Exhibits

       Exhibit No.  Description
       ----------   -----------

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

         (10)       Not applicable

         (11)       Statement re computation of per share earnings.

         (15)       Not applicable.

         (18)       Not applicable.

         (19)       Not applicable.

         (22)       Not applicable.

         (23)       Not applicable.

         (24)       Not applicable.

         (27)       Financial Data Schedule

         (99)       Not applicable


    b. Reports on Form 8-K.
         Not applicable

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NEW ENGLAND BUSINESS SERVICE, INC.
                                            ----------------------------------
                                                      (Registrant)

November 7, 1997                            /s/John F. Fairbanks
-----------------                           --------------------
Date                                        John F. Fairbanks
                                            Vice-President-Chief
                                            Financial Officer
                                            (Principal Financial and
                                            Accounting Officer