Form 10-Q
period 1997-12-27
NEW ENGLAND BUSINESS SERVICE INC
filed 1998-02-10
CIK 205700

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                For the period ended December 27, 1997

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

The number of common shares of the Registrant outstanding on February 5, 1998 was 13,783,195.

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements
----------------------------

                       NEW ENGLAND BUSINESS SERVICE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              (In Thousands)

                                                 (unaudited)
                                                    Dec. 27,      June 28,
                                                     1997           1997
                                                   --------       --------
ASSETS
Current Assets
  Cash and cash equivalents                        $  3,957       $  7,365
  Short term investments                              1,011            469
  Accounts receivable - net                          46,984         34,147
  Inventories                                        19,281         11,569
  Direct mail advertising and prepaid expenses        9,459          6,976
  Deferred income tax benefit                         9,460          7,900
                                                   --------       --------
     Total current assets                            90,152         68,426
Property and equipment - net                         46,686         32,419
Property held for sale                                  631            631
Goodwill - net                                       67,309         31,795
Other Assets - net                                   33,761          7,925
                                                   --------       --------
TOTAL ASSETS                                       $238,539       $141,196
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS'EQUITY
Current Liabilities
  Accounts payable                                 $ 15,133       $ 13,872
  Accrued expenses                                   28,160         19,455
                                                   --------       --------
     Total current liabilities                       43,293         33,327
Revolving Line of Credit                            104,500         27,000
Deferred Income Taxes                                    17            288

STOCKHOLDERS'EQUITY
  Common stock                                       14,693         14,616
  Additional paid-in capital                         28,997         26,537
  Cumulative foreign currency translation adj.       (1,970)        (1,762)
  Retained earnings                                  64,998         58,024
                                                   --------       --------
     Total                                          106,718         97,415
Less: Treasury stock                                (15,989)       (16,834)
                                                   --------       --------
Stockholders' Equity                                 90,729         80,581
                                                   --------       --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $238,539       $141,196
                                                   ========       ========

See Notes to Unaudited Consolidated Financial Statements

                             NEW ENGLAND BUSINESS SERVICE, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                       (unaudited)
                                                Three Months Ended           Six Months Ended
                                                Dec. 27,   Dec. 28,         Dec. 27,   Dec. 28,
                                                 1997       1996             1997       1996
                                               ---------  ---------        ---------  ---------
NET SALES                                      $ 81,651   $ 63,203         $157,266   $123,905
OPERATING EXPENSES:
  Cost of sales                                  30,457     20,646           59,468     42,607
  Selling and advertising                        27,740     22,062           52,596     44,431
  General and administrative                     12,478     12,832           24,638     23,028
  Exit costs                                          -       (158)               -      5,043
                                               --------   --------         --------   --------
     Total operating expenses                    70,675     55,382          136,702    115,109
INCOME FROM OPERATIONS                           10,976      7,821           20,564      8,796
OTHER INCOME/(EXPENSE):
  Interest income                                    42         71              107        243
  Interest expense                                 (477)         -             (954)         -
  Gain on pension settlement                          -      1,543              556      1,543
                                               --------   --------         --------   --------
INCOME BEFORE TAXES                              10,541      9,435           20,273     10,582
PROVISION FOR INCOME TAXES                        4,058      3,735            7,829      4,204
                                               --------   --------         --------   --------
NET INCOME                                     $  6,483   $  5,700         $ 12,444   $  6,378
                                               ========   ========         ========   ========
PER SHARE AMOUNTS:
Basic Earnings Per Share                       $    .47   $    .43         $    .91   $    .47
                                               ========   ========         ========   ========
Diluted Earnings Per Share                     $    .46   $    .43         $    .89   $    .47
                                               ========   ========         ========   ========
Dividends                                      $    .20   $    .20         $    .40   $    .40
                                               ========   ========         ========   ========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING        13,707     13,111           13,677     13,448
  Plus incremental shares from assumed
  conversion of stock options                       364         84              314         68
                                               --------   --------         --------   --------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING      14,071     13,195           13,991     13,516
                                               ========   ========         ========   ========

See Notes to Unaudited Consolidated Financial Statements

                      NEW ENGLAND BUSINESS SERVICE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (unaudited)
                                                        Six Months Ended
                                                     Dec. 27,      Dec. 28,
                                                      1997          1996
                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                          $  12,443     $   6,378
Adjustments to reconcile net income to cash:
  Depreciation and amortization                         6,846         4,915
  Deferred income taxes                                   (28)           29
  Gain on pension settlement                              556        (1,543)
  Other non-cash items                                    668         4,973
Changes in assets and liabilities:
  Accounts receivable                                  (4,185)       (3,522)
  Inventories and prepaid expenses                     (1,343)           16
  Accounts payable                                     (2,964)        1,872
  Accrued expenses                                      2,088         1,774
                                                    ---------     ---------
    Net cash provided by operating activities          14,081        14,892
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                    (7,332)       (4,920)
Purchase of investments                                (1,039)       (3,800)
Proceeds from sale of investments                         468        13,064
Acquisition of business                               (82,782)            -
Other assets                                             (330)            -
                                                    ---------     ---------
    Net cash provided by (used in) investing
      activities                                      (91,015)        4,344
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt                                        (7,000)            -
Proceeds from credit line                              84,500             -
Proceeds from issuing common stock                      1,569         1,192
Purchase of treasury stock                                  -       (16,322)
Dividends paid                                         (5,466)       (5,363)
                                                    ---------     ---------
    Net cash provided by (used in) financing
      activities                                       73,603       (20,493)
EFFECT OF EXCHANGE RATE ON CASH                           (77)           51
                                                    ---------     ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (3,408)       (1,206)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          7,365         6,508
                                                    ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   3,957     $   5,302
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

  Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1997. The Company has consistently followed those policies in preparing this report.

3.  Acquisitions
----------------
  On December 23, 1997, the Company acquired all of the outstanding common stock of Rapidforms, Inc. ("Rapidforms") for consideration of approximately $82,518,000 in cash. The Company also incurred acquisition fees of approximately $264,000 associated with the acquisition. Rapidforms and its subsidiaries collectively sell business forms, stationery, merchandising products and office supplies primarily by direct mail to small businesses throughout the United States. The acquisition was accounted for under the purchase method of accounting. Accordingly, Rapidform's results of operations are included in the accompanying financial statements from the date of acquisition. The purchase price including acquisition costs was allocated to the net assets acquired based on the fair value of such assets and liabilities. The excess cost over fair value of the net tangible assets acquired was $63,877,000 of which $24,900,000 was allocated to Rapidform's customer list and the balance of $38,977,000 to goodwill. These allocations are still subject to final valuations. The goodwill is being amortized on a straight line basis over a period of 40 years while customer lists and any other intangibles arising from this transaction will be amortized over their respective useful lives when determined. The impact of the Rapidforms acquisition on the Company's second quarter results was not significant.

  The following table of unaudited pro forma financial information reflects the consolidated results of operations of the Company for the six months ended December 27, 1997 and December 28, 1996 as though the acquisition had occurred on the first day of the respective fiscal year. This pro-forma information for the six months ended December 28, 1996 also includes the results of Standard Forms and Chiswick as if these acquisitions had been consummated on June 30, 1996. The pro forma operating results are presented for comparative purposes only and do not purport to present the Company's actual operating results had the acquisition been consummated on June 30, 1996, or results which may occur in the future.

                                                         (unaudited)
                                                      Six Months Ended
                                                   Dec. 27,       Dec. 28,
                                                     1997           1996
                                                  ----------    ----------
    Net Sales                                    $   200,626    $   194,833
    Net income                                        12,953          5,756
    Earnings per common share
       Basic earnings per share                  $      0.95    $      0.42
       Diluted earnings per share                       0.93           0.41

  As part of the purchase accounting for the Rapidforms acquisition and included in the allocation of the acquisition cost, a liability of $4,000,000 was recorded to cover the anticipated costs related to a plan to close redundant Rapidform's manufacturing and warehouse facilities and to reduce manufacturing personnel. Approximately $3,700,000 of the liability is allocated for employee termination benefits and approximately $300,000 for termination of certain contractual obligations.

4. Inventories
--------------
  Inventories are carried at the lower of first-in, first-out cost or market. Inventories at December 27, 1997 and June 28, 1997 consisted of:

                                                 (unaudited)
                                                   Dec. 27,       June 28,
                                                     1997           1997
                                                 -----------    -----------
    Raw paper                                    $ 1,311,000    $   586,000
    Business forms, related office products
      and shipping, warehouse and packaging
      supplies                                    17,970,000     10,983,000
                                                  ----------    -----------
    Total                                        $19,281,000    $11,569,000
                                                 ===========    ===========

5. Exit Costs
-------------
  During the first quarter of fiscal year 1997, the Company reached a joint decision with Kinko's Corporation to pursue a new strategy for its retail channel initiative. This decision resulted in the closure of the Company's 75 existing NEBS manned print desks in Kinko's stores, its administrative offices in Phoenix and its stationery plant in Scottsdale, Arizona. The accompanying consolidated statements of income include a $5,043,000 pretax charge for exit costs associated with this plan recognized in the first six months ended September 28, 1996.

  The $5,043,000 pretax charge for exit costs was subsequently revised during fiscal year 1997. The pre-tax charge for the year was reduced to $3,803,000 (which reduction was reflected separately in the Company's third quarter 1997 10-Q under the "exit cost" heading)and consisted of estimated costs related to facility closures of $485,000, estimated equipment write-offs of $1,105,000 and estimated termination benefits of $2,213,000. Approximately 230 employees were terminated as a result of the restructuring plan.


6. Pension Plan
---------------
  During the second quarter of fiscal year 1997, the Company amended its defined benefit pension plan which provided benefits to the majority of its domestic employees. The amendment froze plan participation at December 31, 1996 and eliminated further benefit accruals after June 28,1997. The Company recorded a plan curtailment gain of $1,543,000 in the second quarter of fiscal 1997. Subsequently during fiscal year 1997, the actuarial estimate of the plan curtailment was revised, resulting in a total gain of $2,187,000 for the year. The Company settled the plan obligations during the first quarter of fiscal year 1998 and recorded a plan settlement gain of $556,000 during the period.

7. Debt Obligation
---------------------

  Effective December 18, 1997, the Company amended the terms of its five year, committed, unsecured revolving line of credit agreement with two major commercial banks, principally to increase the line of credit from $60,000,000 to $135,000,000. Subsequent to the end of the second quarter, the line of credit agreement was amended to expand the number of participating commercial
banks from two to ten.   Under this credit agreement, the Company has the
option to borrow at the Eurodollar rate plus a spread or the agent bank's base lending rate prevailing from time to time. The effective Eurodollar based interest rate at December 27, 1997 was 6.5%. Principal amounts are not required to be paid on advances under this facility until maturity. Accordingly, amounts outstanding under the revolver have been classified as long term in nature. The credit agreement contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. At December 27, 1997, $104,500,000 was outstanding under this line. Deferred debt issue costs are amortized over the term of the agreement.

8. Earnings Per Share
---------------------
  As of December 27, 1997 the Company adopted SFAS No. 128, entitled "Earnings Per Share". Such adoption caused the primary and fully-diluted earnings per share figures of $0.43 and $0.47 for the three and six month periods ending December 28, 1996 to be modified to conform to the definitions in the new Standard.


9.New Accounting Pronouncements
-------------------------------
  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company will adopt these statements during fiscal year 1999 and does not expect that the adoption of these statements will have a material impact on the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
        and Results of Operations
---------------------------------

Liquidity and Capital Resources
-------------------------------
  Cash provided by operating activities for the six months ended December 27, 1997 was $14.1 million and represented a decrease of $.8 million from the $14.9 million provided in the comparable period last year. While net income increased by approximately $6.1 million or approximately 95%, it was not significant enough in absolute terms to offset the changes in non-cash working capital balances during fiscal year 1998.

  Working capital at December 27, 1997 amounted to $46.9 million, including $5.0 million of cash and short term investments. At June 28, 1997, working capital amounted to $35.1 million, including cash and short term investments of $7.8 million. The $11.8 million increase in working capital during the first six months of fiscal 1998 was caused in large part by the acquisition of Rapidforms, Inc.'s working capital balances of $7.6 million during the period.

  The acquisition of Rapidforms in the second quarter required cash outflows of approximately $80.0 million in the second quarter. This acquisition was financed through an enhanced credit arrangement with two major commercial banks.

  Capital expenditures for the six months ended December 27, 1997 were $7.3 million versus the $4.9 million expended during last year's comparable period. Capital expenditures in the first six months of fiscal 1997 and fiscal 1998 included significant expenditures related to a plan to upgrade the Company's information systems. In addition to this increased investment in information systems, the Company completed the construction of a $3.2 million telemarketing facility in Flagstaff, Arizona during the second quarter of fiscal 1998. The Company anticipates that total capital outlays will approximate $15.0 million in fiscal year 1998, an increase of $5.4 million or 57% over the $9.6 million expended during fiscal year 1997.*

  Dividends paid during the six months ended December 27, 1997 amounted to $5.5 million, slightly higher than the $5.4 million paid in the corresponding period of the previous year due to a small increase in the number of Company shares outstanding. During the six months ended December 28, 1996, the Company repurchased 1,023,000 shares of Company stock on the open market for total consideration of $16.3 million. The Company is authorized to repurchase an additional 1,959,000 Company shares on the open market, but has not repurchased any shares during the first two quarters of fiscal 1998.

  In addition to its present cash and investment balances, the Company has consistently generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. However, should the Company need additional funds, it has a five-year, committed, senior, unsecured, revolving line of credit with ten major banks for $135.0 million. At December 27, 1997, $104.5 million was outstanding against this line, reflecting additional borrowing during the first six months of fiscal year 1998 of $80 million to fund the acquisition of Rapidforms, Inc., offset by repayment of $2.5 million of outstanding debt during the same period. In order to effectively fix the interest rate on a portion of the outstanding debt, the Company has entered into interest rate swap agreements with notional principal amounts and other terms determined with respect to the Company's forecast of future borrowing levels. At December 27, 1997 the notional principal amount outstanding of such swaps was $15 million. Subsequent to the end of the second quarter of fiscal 1998, the Company entered into an additional swap agreement with a notional principal amount of $65 million.

  In order to minimize the exposure to foreign currency fluctuations with respect to intercompany loans to foreign business units, the Company has entered into forward exchange rate contracts in amounts corresponding to the loan amounts. At December 27, 1997, the Company has outstanding forward rate contracts for $1.8 million worth of Pound Sterling and $92,000 worth of French Francs.

  The Company anticipates that its current cash on hand, cash flow from operations and additional availability under the line of credit will be sufficient to meet the Company's liquidity requirements for its operations and capital expenditures through the remainder of the year.* If the Company chooses to pursue additional acquisitions in the future, the acquisitions would likely be funded through cash, issuance of stock, the obtaining of additional funds through long-term borrowing or any combination thereof.*




Results of Operations
---------------------
  Net sales increased $18.4 million or 29.2% to $81.7 million in the second quarter of fiscal 1998 from $63.2 million in last year's second quarter. The sales increase was composed of a $3.3 million or 5.2% effective price increase and a $16.4 million or 26.0% increase associated with the acquisition of Standard Forms Limited and Chiswick Trading, Inc. during fiscal year 1997. These increases were offset in part by a $0.2 million or 0.3% decline attributable to the discontinuation of Kinko's retail initiative and a $1.1 million or 1.7% decline attributable to higher promotional discounting.

  Net sales for the six months ended December 27, 1997 increased 26.9% to $157,266 million from $123,905 million in last year's comparable period. The sales increase was composed of a $2.8 million or 2.3% unit volume increase, a $5.2 million or 4.2% effective price increase, and a $29.9 million or 24.1% increase associated with the acquisition of Standard Forms Limited and Chiswick Trading, Inc. during fiscal year 1997. These increases were offset in part by a $1.8 million or 1.5% decline attributable to the discontinuation of Kinko's retail initiative and a $2.7 million or 2.2% decline attributable to higher promotional discounting.

  For the second quarter of fiscal 1998, cost of sales increased to 37.3% of sales from 32.7% of sales in last year's comparable period. This increase was due primarily to an increase in revenue generated by lower margin products associated with recently acquired businesses. Cost of sales as a percent of sales is anticipated to increase slightly during the remaining quarters of fiscal 1998 due principally to the impact of the acquisition of Rapidforms, Inc.* On a year-to-date basis, cost of sales increased from 34.4% of sales in fiscal 1997 to 37.8% in fiscal 1998. This increase was caused by increased revenues generated by lower margin products associated with recently acquired businesses, as well as an increase in transportation costs resulting from the UPS strike in the first quarter of fiscal 1998.

  Selling and advertising expense decreased slightly to 34.0% of sales in the second quarter of fiscal 1998 from 34.9% of sales in last year's comparable quarter. On a year-to-date basis, selling and advertising expense as a percent of sales decreased from 35.9% in fiscal 1997 to 33.4% in fiscal 1998. The second quarter decrease was due to slightly lower selling and advertising costs as a percent of sales associated with the recently acquired businesses and maintenance of relatively flat spending levels from year to year in the Company's core businesses. Selling and advertising expense as a percent of sales is expected to remain at the second quarter level of 34% throughout the remainder of the fiscal year.*

  General and administrative expense decreased to 15.3% of sales in the second quarter of fiscal 1998 from 20.3% in last year's comparable quarter. The decline was principally the result of a lower ratio of general and administrative expense to sales associated with the Company's newly acquired businesses. During the second quarter, the Company continued to increase spending levels associated with its program to reengineer financial and operational information systems. General and administrative expense as a percent of sales is expected to decline slightly as a percent of sales throughout the remainder of the fiscal year, however on an absolute dollar basis, the Company will be spending more as a result of the Rapidforms acquisition.*

  Investment income decreased from $71,000 in the second quarter of fiscal year 1997 to $42,000 in the second quarter of fiscal 1998 due to lower investable cash balances. Interest expense of $954,000 or 0.6% of sales has been recorded in fiscal 1998 due to borrowings principally associated with the acquisition of Chiswick Trading, Inc. during the fourth quarter of fiscal 1997.

  The provision for income taxes as a percentage of pre-tax income decreased to 38.5% in the second quarter of 1998 from 39.6% in the comparable quarter in fiscal year 1997 due principally to changes in the overall effective state tax rate.

  During fiscal year 1996, the Company established a five year plan to upgrade the majority of its operational information systems. The information systems reengineering plan was developed to enhance system performance and to address year 2000 date related issues. The plan has been and will continue to be revised to incorporate the operational systems of newly acquired businesses. In addition, the Company is communicating with suppliers and customers to specifically coordinate year 2000 compliance activities. The Company's cash outlays for capital improvements and period expense associated with the information systems reengineering project and for year 2000 compliance are projected to total $21 million over fiscal 1997, 1998 and 1999, of which approximately $9 million has been spent to date.* The Company does not expect the year 2000 issue, in and of itself, to have a material effect on its financial position and results of operations.*

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which became effective during the second quarter of the Company's 1998 fiscal year. SFAS No. 128 required the Company to restate all previously reported earnings per share information to conform with the new pronouncement's requirements.

_________________________
* This forward-looking statement reflects the Company's current expectations. There can be no assurance the Company's actual performance will not differ materially from those projected in such forward-looking statements due to important factors including those described in the section to this Management's Discussion and Analysis of Financial Condition and Results of Operations titled "Forward-Looking Information and Risk Factors to Future Performance."

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

  There can be no assurance the Company's actual performance will not differ materially from that projected in such forward-looking statements due to important factors including those described below. These factors include increasing competition, economic cycles, technological change, paper and postal costs, customer preferences, response rates, prospect lists, governmental regulations, inherent risks in acquisitions, disruptions to the Company's operating systems and reliance on vendors, all of which are described in further detail below.


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


Technological Change; Product Obsolescence and Risks to Competitive Advantage.

  The Company's standardized business forms and related products are designed to provide small businesses with the financial and business records required to manage a business. Steady technological improvements have provided small businesses in several market segments with alternative means to enact and record business transactions. PC-based, point-of-sale, electronic form and electronic transaction systems have been designed to automate several of the functions performed by the Company's products. The price and performance characteristics of personal laser and ink-jet printing equipment have improved markedly in the recent past, thereby allowing small businesses a cost-competitive means to print low-quality versions of Company forms on plain paper. In addition, the Internet has the potential to eliminate the Company's advantage of scale in direct marketing by providing all competitors with equal access to customers who purchase products over the Internet. In response, the Company has focused resources on the acquisition, development and procurement of new products less susceptible to technological obsolescence and has aggressively moved to develop a comprehensive electronic catalog of products to be utilized in retail-based kiosks, PC-based software and over the Internet.
It should be noted that the Company's small business customers have to-date proven to be relatively slow adapters of new technology which has minimized the adverse impact of these technological trends. However, the Company can give no assurance that continued technological change will not have a material adverse impact on the long-term prospects for the Company's business.

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


Customer Preferences; Investment Requirements & Sales Risk.

  The Company's core business is the direct marketing, manufacturing and distribution of standardized forms and related products to small businesses. Newly-formed small business owners are increasingly demanding custom and color-coordinated products to create an image in addition to enabling the management of business transactions. The relative prices charged by local printers, contract printers and dealers for providing these custom and full-color printed products have been declining due to technological advances in composition systems and printing equipment. As a direct result, the cost advantage inherent to the Company's standardized forms and related printed products has declined. The Company is responding with focused investment in the infrastructure required to sell, compose, print and distribute custom and full-color products. This effort includes installation of an integrated and flexible information system architecture and the re-engineering of many of the Company's basic business functions. In addition, the Company expects to continue to invest in its dealer and technology-based channels that more readily support the interactive marketing required to sell custom and full-color products. However, the Company can give no assurance that the rate of decline in demand for standardized forms and related printed products will not accelerate, that the interactive marketing investments will prove successful, or that the information systems re-engineering effort will not result in operating inefficiencies or unplanned expense. If any of such potential risks materialize, the Company's future net sales and net income could be materially adversely affected.

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

Acquisitions; Inherent Risk.

  From time to time the Company has acquired, or may acquire in the future, a majority ownership position in a company or substantially all of the assets related to a specific line of business. During fiscal year 1997, the Company acquired Standard Forms Limited and the assets of Chiswick Trading, Inc. which, in the aggregate have recently comprised approximately 20% of the Company's consolidated revenues and will comprise approximately 15% of the Company's consolidated revenues on an ongoing basis. On December 23, 1997, the Company announced the completion of the acquisition of Rapidforms, Inc., which will comprise approximately 20% of the Company's consolidated revenues on an ongoing basis. Such acquisitions are undertaken to enhance the Company's competitive position in the marketplace or to gain access to new markets, products, competencies or technologies. The Company has performed in the past and will perform in the future a business, financial and legal due diligence review in advance of an acquisition to corroborate the assumptions critical to projected future performance of an acquired entity and to identify the risks inherent to such projections. However, the Company can make no assurances that its due diligence review will identify all potential risks associated with the purchase, integration or operation of any acquired enterprise. If any of such potential risks materialize, the Company's future net sales and net income could be materially adversely affected.


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


Raw Materials and Services; Reliance on Certain Vendors

  The Company has become increasingly reliant on certain individual third-party vendors to provide raw materials and services critical to the Company's operations in order to gain the advantage of volume-related favorable pricing and, in some instances, favorable contract terms. Such critical vendors and the nature of the products or services provided include, but are not limited to, governmental postal services for the delivery of marketing materials and in some countries, customer packages, MCI Telecommunications Corporation for the provision of toll-free telephone services, R.R. Donnelley and Sons, Inc. for printing and processing of marketing materials, Appleton Papers, Inc. for carbonless paper, and United Parcel Service of America, Inc. for product delivery services. In the past, the Company has been adversely affected by disruption in the services provided or lack of availability of the products produced by its critical vendors resulting from a variety of factors including labor actions, inclement weather, disasters, systems failures and market conditions. The Company can make no assurance that its critical vendors will remain capable of providing the level of service or quantity of product required to support the Company's business, nor that the Company could immediately identify alternative sources for provision of the product or service on a similar cost basis. Any such service disruption or product shortage could have a material adverse impact on the Company's operating performance and net income.

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

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------
    Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
    Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
    See Part II, Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997 filed November 7, 1997 for information regarding the Annual Meeting of Stockholders on October 24, 1997.

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

         (10)(a)    Stock Purchase Agreement by and among New England
                    Business Service, Inc. and CSS Industries, Inc. dated as of December 5, 1997. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 7, 1998)

         (10)(b) Revolving Credit Agreement dated as of December 18, 1997, by and among New England Business Service, Inc., BankBoston N.A. and Fleet National Bank (together with certain other financial institutions, the "Banks"), BankBoston, N.A., as agent for the Banks, and Fleet National Bank, as documentation agent for the Banks (Incorporated by reference to the Company's Current Report on Form 8-K dated January 7, 1998)

         (10)(c) Agreement dated as of September 19, 1995 between New England Business Service, Inc. and Appleton Papers, Inc., as amended as of August 26, 1997.

         (11)       Statement re: computation of per share earnings.

         (15)       Not applicable.

         (18)       Not applicable.

         (19)       Not applicable.

         (22)       Not applicable.

         (23)       Not applicable.

         (24)       Not applicable.

         (27)       Financial Data Schedule

         (99)       Not applicable


    b. Reports on Form 8-K.
         On January 7, 1998, on Form 8-K, the Company (i) filed financial statements and pro forma financial information relative to the acquisition of all of the outstanding common stock of Rapidforms, Inc., and (ii) reported an amendment to its revolving line of credit, effectively increasing the available line from $60 million to $135 million.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            NEW ENGLAND BUSINESS SERVICE, INC.
                                            ----------------------------------
                                                      (Registrant)

February 10, 1998                           /s/John F. Fairbanks
-----------------                           --------------------
Date                                        John F. Fairbanks
                                            Vice-President-Chief
                                            Financial Officer
                                            (Principal Financial and
                                            Accounting Officer