Form 10-Q
period 1998-03-28
NEW ENGLAND BUSINESS SERVICE INC
filed 1998-05-12
CIK 205700

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                For the period ended March 28, 1998

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

The number of common shares of the Registrant outstanding on May 5, 1998 was 13,845,797.

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements
----------------------------

                       NEW ENGLAND BUSINESS SERVICE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              (In Thousands)

                                                  (unaudited)
                                                    Mar. 28,      June 28,
                                                     1998           1997
                                                   --------       --------
ASSETS
Current Assets
  Cash and cash equivalents                        $  3,354       $  7,365
  Short term investments                              1,561            469
  Accounts receivable - net                          43,451         34,147
  Inventories                                        18,548         11,569
  Direct mail advertising and prepaid expenses       11,606          6,976
  Deferred income tax benefit                         9,581          7,900
                                                   --------       --------
     Total current assets                            88,101         68,426
Property and equipment - net                         46,725         32,419
Property held for sale                                  631            631
Goodwill - net                                       67,784         31,795
Other Assets - net                                   31,938          7,925
                                                   --------       --------
TOTAL ASSETS                                       $235,179       $141,196
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                 $ 14,310       $ 13,872
  Accrued expenses                                   25,725         19,455
                                                   --------       --------
     Total current liabilities                       40,035         33,327
Revolving Line of Credit                             98,000         27,000
Deferred Income Taxes                                   226            288

STOCKHOLDERS' EQUITY
  Common stock                                       14,750         14,616
  Additional paid-in capital                         30,543         26,537
  Cumulative foreign currency translation adj.       (1,547)        (1,762)
  Retained earnings                                  68,626         58,024
                                                   --------       --------
     Total                                          112,372         97,415
Less: Treasury stock                                (15,454)       (16,834)
                                                   --------       --------
Stockholders' Equity                                 96,918         80,581
                                                   --------       --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $235,179       $141,196
                                                   ========       ========

See Notes to Unaudited Consolidated Financial Statements

                             NEW ENGLAND BUSINESS SERVICE, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                       (unaudited)
                                                Three Months Ended          Nine Months Ended
                                                Mar. 28,   Mar. 29,         Mar. 28,   Mar. 29,
                                                 1998       1997             1998       1997
                                               ---------  ---------        ---------  ---------
NET SALES                                      $ 98,002   $ 64,127         $255,268   $188,032
OPERATING EXPENSES:
  Cost of sales                                  37,438     22,686           96,906     65,293
  Selling and advertising                        33,186     20,982           85,782     65,413
  General and administrative                     14,999     11,658           39,637     34,686
  Exit costs                                          -       (500)               -      4,543
                                               --------   --------         --------   --------
     Total operating expenses                    85,623     54,826          222,325    169,935
INCOME FROM OPERATIONS                           12,379      9,301           32,943     18,097
OTHER INCOME/(EXPENSE):
  Interest income                                    73         58              180        301
  Interest expense                               (1,725)         -           (2,679)         -
  Gain on pension settlement                          -        644              556      2,187
                                               --------   --------         --------   --------
INCOME BEFORE TAXES                              10,727     10,003           31,000     20,585
PROVISION FOR INCOME TAXES                        4,345      3,999           12,174      8,203
                                               --------   --------         --------   --------
NET INCOME                                     $  6,382   $  6,004         $ 18,826   $ 12,382
                                               ========   ========         ========   ========
PER SHARE AMOUNTS:
Basic Earnings Per Share                       $    .46   $    .46         $   1.37   $    .93
                                               ========   ========         ========   ========
Diluted Earnings Per Share                     $    .45   $    .45         $   1.35   $    .92
                                               ========   ========         ========   ========
Dividends                                      $    .20   $    .20         $    .60   $    .60
                                               ========   ========         ========   ========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING        13,781     13,101           13,712     13,345
  Plus incremental shares from assumed
  conversion of stock options                       300        205              269        124
                                               --------   --------         --------   --------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING      14,081     13,306           13,981     13,469
                                               ========   ========         ========   ========

See Notes to Unaudited Consolidated Financial Statements

                      NEW ENGLAND BUSINESS SERVICE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (unaudited)
                                                       Nine Months Ended
                                                     Mar. 28,      Mar. 29,
                                                       1998          1997
                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                          $  18,826     $  12,382
Adjustments to reconcile net income to cash:
  Depreciation and amortization                        12,022         7,336
  Deferred income taxes                                   (13)           51
  Gain on pension settlement                              556        (2,187)
  Other non-cash items                                  1,456         3,144
Changes in assets and liabilities:
  Accounts receivable                                  (1,491)          624
  Inventories and prepaid expenses                     (3,016)          407
  Accounts payable                                     (3,944)        1,974
  Accrued expenses                                      1,501         1,435
                                                    ---------     ---------
    Net cash provided by operating activities          25,897        25,166
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                   (10,144)       (6,086)
Purchase of investments                                (1,561)       (3,800)
Proceeds from sale of investments                         462        13,815
Acquisition of businesses                             (82,706)       (4,300)
Other assets                                             (386)            -
                                                    ---------     ---------
    Net cash used in investing activities             (94,335)         (371)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt                                       (19,650)      (10,338)
Proceeds from credit line                              89,900         9,450
Proceeds from issuing common stock                      2,433         1,712
Purchase of treasury stock                                  -       (16,120)
Dividends paid                                         (8,224)       (7,982)
                                                    ---------     ---------
    Net cash provided by (used in) financing
      activities                                       64,459       (23,278)
EFFECT OF EXCHANGE RATE ON CASH                           (32)           49
                                                    ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (4,011)        1,566
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          7,365         6,508
                                                    ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   3,354     $   8,074
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

3.  Acquisitions
----------------
  On December 23, 1997, the Company acquired all of the outstanding common stock of Rapidforms, Inc. ("Rapidforms") for consideration of approximately $82,362,000 in cash. The Company also incurred fees of approximately $344,000 associated with the acquisition. Rapidforms and its subsidiaries collectively sell business forms, stationery, merchandising products and office supplies primarily by direct mail to small businesses throughout the United States.
The acquisition was accounted for under the purchase method of accounting. Accordingly, Rapidform's results of operations are included in the accompanying financial statements from the date of acquisition. The purchase price including acquisition costs was allocated to the net assets acquired based on the fair value of such assets and liabilities. The excess cost over fair value of the net tangible assets acquired was $63,793,000 of which $24,900,000 was allocated to Rapidform's customer lists and the balance of $38,893,000 to goodwill. The goodwill is being amortized on a straight line basis over a period of 40 years while customer lists and other intangibles arising from this transaction are being amortized over their respective useful lives. These allocations and useful lives are still subject to final valuations.

As part of the purchase accounting for the Rapidforms acquisition and included in the allocation of the acquisition cost, a liability of $4,000,000 was recorded to cover the anticipated costs related to a plan to close redundant Rapidforms' manufacturing and warehouse facilities and to reduce manufacturing personnel. Approximately $3,700,000 of the liability is allocated for employee termination benefits and approximately $300,000 for termination of certain contractual obligations.

  The following table of unaudited pro forma financial information reflects the consolidated results of operations of the Company for the nine months ended March 28, 1998 and March 29, 1997 as though the Rapidforms acquisition had occurred on the first day of the respective fiscal year. This pro-forma information for the nine months ended March 29, 1997 also includes the results of Standard Forms Limited and Chiswick as if these acquisitions had been consummated on June 30, 1996. The pro forma operating results are presented for comparative purposes only and do not purport to present the Company's actual operating results had the acquisition been consummated on June 30, 1996, or results which may occur in the future.

                                                         (unaudited)
                                                      Nine Months Ended
                                                   Mar. 28,       Mar. 29,
                                                     1998           1997
                                                  ----------    ----------
    Net Sales                                    $   298,628    $   294,305
    Net income                                        19,335         12,470
    Earnings per common share
       Basic earnings per share                  $      1.41    $      0.93
       Diluted earnings per share                       1.38           0.92


4. Inventories
--------------
  Inventories are carried at the lower of first-in, first-out cost or market. Inventories at March 28, 1998 and June 28, 1997 consisted of:

                                                 (unaudited)
                                                   Mar. 28,       June 28,
                                                     1998           1997
                                                 -----------    -----------
    Raw paper                                    $ 1,464,000    $   586,000
    Business forms, related office products
      and shipping, warehouse and packaging
      supplies                                    17,084,000     10,983,000
                                                  ----------    -----------
    Total                                        $18,548,000    $11,569,000
                                                 ===========    ===========

5. Pension Plan
---------------
  During the second quarter of fiscal year 1997, the Company amended its defined benefit pension plan which provided benefits to the majority of its domestic employees. The amendment froze plan participation at December 31, 1996 and eliminated further benefit accruals after June 28,1997. The Company recorded a plan curtailment gain of $1,543,000 in the second quarter of fiscal 1997. Subsequently during fiscal year 1997, the actuarial estimate of the plan curtailment was revised, resulting in a total gain of $2,187,000 for the year. The Company settled the plan obligations during the first quarter of fiscal year 1998 and recorded a plan settlement gain of $556,000 during the period.

6. Debt Obligation
------------------

  Effective December 18, 1997, the Company amended the terms of its five year, committed, unsecured revolving line of credit agreement with two major commercial banks, principally to increase the line of credit from $60,000,000 to $135,000,000. During the third quarter of fiscal 1998, the number of participating commercial banks in the line of credit was expanded from two to
ten.   Under this credit agreement, the Company has the option to borrow at the Eurodollar rate plus a spread or the agent bank's base lending rate prevailing from time to time. The effective Eurodollar based interest rate at March 28, 1998 was 6.2%. Principal amounts are not required to be paid on advances under this facility until maturity on December 18, 2002.
Accordingly, amounts outstanding under the revolver have been classified as long term in nature. The credit agreement contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. At March 28, 1998, $98,000,000 was outstanding under this line. Deferred debt issue costs are amortized over the term of the agreement.

7. Earnings Per Share
---------------------
  As of December 27, 1997 the Company adopted SFAS No. 128, entitled "Earnings Per Share". Such adoption caused the primary and fully-diluted earnings per share figures to be restated for all periods presented.


8.New Accounting Pronouncements
-------------------------------
  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," and in February 1998, SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." The Company will adopt these statements during fiscal year 1999 and does not expect that the adoption of these statements will have a material impact on the consolidated financial statements.

  In March 1998, the AICPA issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The company will be required to adopt this statement in fiscal year 2000 and is currently evaluating the impact of this statement.

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
        and Results of Operations
---------------------------------

Liquidity and Capital Resources
-------------------------------
Cash provided by operating activities for the nine months ended March 28, 1998 was $25.9 million, representing an increase of $0.7 million from the $25.2 million provided in the comparable period last year. The comparative increase in operating cash flow was composed of a $6.4 million increase in net income and a $5.2 million increase in the non-cash expense reflected in net income, offset by a $10.9 million increase in investment in working capital balances. The increase in net income was principally the result of the reduction in expense associated with the discontinuation of the Kinko's retail initiative and improved profitability in the Company's core business. The increase in non-cash expense reflected in net income was principally the result of increased amortization expense recognized during the first nine months of fiscal 1998 related to goodwill and other intangible assets associated with recently acquired businesses. The increased investment in working capital balances reflected a return to more traditional working capital investment to support revenue growth in fiscal 1998 following a focused effort during the first nine months of fiscal 1997 to minimize working capital balances.

Working capital balances at March 28, 1998 amounted to $48.1 million, including $4.9 million of cash and short term investments. At June 28, 1997, working capital amounted to $35.1 million, including $7.8 million of cash and short term investments. The $13.0 million increase in working capital investment during the first nine months of fiscal 1998 was composed of a $7.6 million increase associated with the acquisition of Rapidforms, Inc.'s ("Rapidforms") working capital balances and a $5.4 million increase in net operating working capital balances. The increase in net operating working capital balances was driven principally by a reduction in accounts payable balances and an increase in deferred mail advertising expense.

The acquisition of Rapidforms during the first nine months of fiscal year 1998 required cash outflows of approximately $82.7 million. This cash outflow was principally financed by an increase in borrowings under the Company's $135 million dollar revolving credit facility with ten commercial banks.

  Capital expenditures for the nine months ended March 28, 1998 were $10.1 million versus the $6.1 million expended during last year's comparable period. Capital expenditures in the first nine months of fiscal 1997 and fiscal 1998 included significant expenditures related to a plan to upgrade the Company's information systems referred to as part of the year 2000 discussion in the in the results of operations section of this management's discussion and analysis of financial condition and results of operations. In addition to this increased investment in information systems, the Company completed the construction of a $3.2 million telemarketing facility in Flagstaff, Arizona during the second quarter of fiscal 1998. The Company anticipates that total capital outlays will approximate $14.0 million in fiscal year 1998, an increase of $4.4 million or 46% over the $9.6 million expended during fiscal year 1997.*

  Dividends paid during the nine months ended March 28, 1998 amounted to $8.2 million, slightly higher than the $8.0 million paid in the corresponding period of the previous year due to a small increase in the number of Company shares outstanding. During the nine months ended March 29, 1997, the Company repurchased 1,023,800 shares of Company stock on the open market for total consideration of $16.8 million. The Company is authorized to repurchase an additional 1,959,000 Company shares on the open market, but has not repurchased any shares during fiscal 1998.

  In addition to its present cash and investment balances, the Company has consistently generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. However, should the Company need additional funds, it has a five-year, committed, senior, unsecured, revolving line of credit with ten major banks for $135.0 million. At March 28, 1998, $98.0 million was outstanding under this line, reflecting additional borrowing during the first nine months of fiscal year 1998 of $82.7 million to fund the acquisition of Rapidforms, offset by repayment of $12.7 million of outstanding debt during the same period. In order to effectively fix the interest rate on a portion of the outstanding debt, the Company has entered into interest rate swap agreements with notional principal amounts and other terms determined with respect to the Company's forecast of future cash flows and borrowing needs. At March 28, 1998 the notional principal amount outstanding of such swaps was $80 million.

  In order to minimize the exposure to foreign currency fluctuations with respect to intercompany loans to foreign business units, the Company has entered into forward exchange rate contracts in amounts corresponding to the loan amounts. At March 28, 1998, the Company has outstanding forward rate contracts for $1.8 million worth of Pounds Sterling and $87,000 worth of French Francs.

  The Company anticipates that its current cash on hand, cash flow from operations and additional availability under the line of credit will be sufficient to meet the Company's liquidity requirements for its operations and capital expenditures through the remainder of the year.* If the Company chooses to pursue additional acquisitions in the future, the acquisitions would likely be funded through cash, issuance of stock, the obtaining of additional funds through long-term borrowing or any combination thereof.* Subsequent to the end of the fiscal quarter, the Company announced the signing of an agreement to acquire McBee Systems, Inc. and McBee Systems of Canada, Inc. The Company expects to fund the acquisition by issuing common shares and borrowing additional funds.*

Results of Operations
---------------------
  Net sales increased $33.9 million or 52.8% to $98.0 million in the third quarter of fiscal 1998 from $64.1 million in last year's third quarter. The sales increase was composed of a $3.4 million or 5.3% effective price increase and a $33.0 million or 51.4% increase in net sales associated with the acquisition of Chiswick Trading, Inc. during fiscal year 1997 and Rapidforms during fiscal year 1998. These increases were offset in part by a $2.5 million or 3.9% decline in unit volume attributable primarily to the adverse impact of technology on the market for the Company's products. (for further discussion see the section titled "Forward-Looking Information and Risk Factors to Future Performance" in this management's discussion and analysis of financial condition and results of operations.)


  Net sales for the nine months ended March 28, 1998 increased 35.8% to $255.3 million from $188.0 million in last year's comparable period. The sales increase was composed of a $.2 million or .1% unit volume increase, a $8.6 million or 4.6% effective price increase, and a $62.9 million or 33.5% increase in net sales associated with the acquisitions of Standard Forms Limited, Chiswick Trading, Inc. and Rapidforms during fiscal years 1997 and 1998. These increases were offset in part by a $1.8 million or 1.0% decline attributable to the discontinuation of Kinko's retail initiative and a $2.7 million or 1.4% decline attributable to higher promotional discounting.

  For the third quarter of fiscal 1998, cost of sales increased to 38.2% of sales from 35.4% of sales in last year's comparable period. This increase was due primarily to an increase in revenue generated by lower margin products associated with the businesses acquired by the Company during the last year. Cost of sales as a percent of sales is anticipated to remain constant during the remaining quarter of fiscal 1998.* On a year-to-date basis, cost of sales increased from 34.7% of sales in fiscal 1997 to 38.0% in fiscal 1998. This increase was caused by increased revenues generated by lower margin products associated with the recently acquired businesses, as well as an increase in transportation costs resulting from the UPS strike in the first quarter of fiscal 1998.

  Selling and advertising expense increased slightly to 33.9% of sales in the third quarter of fiscal 1998 from 32.7% of sales in last year's comparable quarter due to slight increases in selling efforts in the Company's core businesses. On a year-to-date basis, selling and advertising expense as a percent of sales decreased from 34.8% in fiscal 1997 to 33.6% in fiscal 1998. The decrease for the year to date period was due to slightly lower selling and advertising costs as a percent of sales associated with the recently acquired businesses and maintenance of relatively flat spending levels from year to year in the Company's core businesses. Selling and advertising expense as a percent of sales is expected to increase slightly above the third quarter level in the fourth quarter of fiscal year 1998.*

  General and administrative expense decreased to 15.3% of sales in the third quarter of fiscal 1998 from 18.2% in last year's comparable quarter. General and administrative expense also decreased to 15.5% of sales from 18.5% of sales on a year to date basis. The declines were principally the result of a lower ratio of general and administrative expense to sales associated with the Company's newly acquired businesses. During the third quarter, the Company continued to increase spending levels associated with its program to reengineer its financial and operational information systems. General and administrative expense as a percent of sales is expected to remain consistent with the third quarter as a percent of sales throughout the remainder of the fiscal year.*

  Investment income increased from $58,000 in the third quarter of fiscal year 1997 to $73,000 in the third quarter of fiscal 1998 due to higher investable cash balances in the Company's Canadian subsidiary. Interest expense of $1,725,000 or 1.8% of sales has been recorded in fiscal 1998 principally due to borrowings associated with the acquisition of Chiswick Trading, Inc. during the fourth quarter of fiscal 1997 and the acquisition of Rapidforms during the second quarter of fiscal 1998.

  The provision for income taxes as a percentage of pre-tax income increased to 40.5% in the third quarter of 1998 from 40.0% in the comparable quarter in fiscal year 1997 due principally to the mix between international and domestic effective tax rates from year to year.

  During fiscal year 1996, the Company established a five year plan to upgrade the majority of its operational information systems. The information systems reengineering plan was developed to enhance system performance and to address year 2000 date related issues. The plan has been and will continue to be revised to incorporate the operational systems of newly acquired businesses. The plan also encompasses remediation of certain software applications to become compliant with the year 2000 where prudent, based on the timing of the plans to replace such software. In addition, the Company is communicating with suppliers and customers to specifically coordinate year 2000 compliance activities. The Company's cash outlays for capital improvements and period expense associated with the information systems reengineering project and for year 2000 compliance are projected to total $21 million, staggered over fiscal 1997, 1998 and 1999, approximately half of which has been spent to date.* The Company does not expect the year 2000 issue, in and of itself, to have a material effect on its financial position and results of operations.*

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," and in February 1998, SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." The Company will adopt these statements during fiscal year 1999 and does not expect that the adoption of these statements will have a material impact on the consolidated financial statements.

  In March 1998, the AICPA issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The company will be required to adopt this statement in fiscal year 2000 and is currently evaluating the impact of this statement.


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

  There can be no assurance the Company's actual performance will not differ materially from that projected in such forward-looking statements due to important factors including but not limited to those described below. These factors include increasing competition, economic cycles, technological change, paper and postal costs, customer preferences, response rates, prospect lists, governmental regulations, inherent risks in acquisitions, disruptions to the Company's operating systems and reliance on vendors, all of which are described in further detail below. The Company undertakes no obligation to release the results of any revisions to these factors to reflect any future events or circumstances.


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


Governmental Regulations; Sales Risk.

  Future governmental legislation or regulation including, but not limited to, the following potential regulatory actions have the potential to have a material adverse impact on the Company's business prospects: 1) enactment of privacy laws could constrain the Company's ability to mail promotional materials or to telemarket to small businesses; 2) modification to U.S. Postal Service regulations with the effect of increasing postal rates or reducing postal delivery efficiency could have an adverse impact on the Company's marketing efforts; and 3) institution of a "general sales tax", "value added tax" or similar national tax could reduce demand for the Company's products. Although the Company has no current knowledge or belief that such adverse regulation, of a material nature, or similar governmental regulation is pending or imminent, it can make no assurance that adverse governmental regulation will not have a material adverse impact on the Company's business in the future.

Acquisitions; Inherent Risk.

  From time to time the Company has acquired, or may acquire in the future, a majority ownership position in a company or substantially all of the assets related to a specific line of business. During fiscal year 1997, the Company acquired Standard Forms Limited and the assets of Chiswick Trading, Inc. which, in the aggregate have recently comprised approximately 14% of the Company's consolidated revenues. On December 23, 1997, the Company completed the acquisition of Rapidforms, Inc., which recently comprised approximately 21% of the Company's consolidated revenues. On May 4, 1998, the Company announced the signing of an agreement to purchase McBee Systems, Inc, and McBee Systems of Canada, Inc. which is anticipated to comprise approximately 14% of the Company's consolidated revenues on an ongoing basis. Such acquisitions are undertaken to enhance the Company's competitive position in the marketplace or to gain access to new markets, products, competencies or technologies. The Company has performed in the past and will perform in the future a business, financial and legal due diligence review in advance of an acquisition to corroborate the assumptions critical to projected future performance of an acquired entity and to identify the risks inherent to such projections. However, the Company can make no assurances that its due diligence review will identify all potential risks associated with the purchase, integration or operation of any acquired enterprise. If any of such potential risks materialize, the Company's future net sales and net income could be materially adversely affected.


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

Computer Systems; Year 2000 Impact

  The Company and its vendors have become increasingly reliant on computer systems to process transactions and to provide relevant business information. The majority of computer systems designed prior to the mid-1990s are susceptible to a well publicized problem associated with an inability to process date related information beyond the year 2000. Without proactive modifications to routines and programs, many systems of the Company and its vendors could be rendered useless as early as June of 1999. The Company has created a comprehensive plan to address the year 2000 issue with respect to both internal systems and to systems employed by critical vendors. However, the Company can make no assurance that all year 2000 risks to Company and critical vendor systems can be identified and successfully negated through modification of existing programs or other means prior to June of 1999. In the event that any year 2000 program deficiencies remain undetected, or in the event that any programming modifications do not adequately address the year 2000 issues, the Company or its vendors could experience critical operating system failures. Any such operating system failures could have a material adverse impact on the Company's financial performance and long-term prospects.


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

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------
    Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
    Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
    Not applicable.

Item 5.  OTHER INFORMATION
--------------------------
    Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
    a. Exhibits

       Exhibit No.  Description
       ----------   -----------


         (11)       Statement re: computation of per share earnings.

         (27)       Financial Data Schedules


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

May 11, 1998                                /s/John F. Fairbanks
-----------------                           --------------------
Date                                        John F. Fairbanks
                                            Vice-President-Chief
                                            Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)