Form 10-K
period 1998-06-27
NEW ENGLAND BUSINESS SERVICE INC
filed 1998-09-11
CIK 205700

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 27, 1998

                                      OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM       TO

                          COMMISSION FILE NO. 1-11427

                                --------------

                      NEW ENGLAND BUSINESS SERVICE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                             04-2942374
   (STATE OR OTHER JURISDICTION OF         (IRS EMPLOYER IDENTIFICATION
    INCORPORATION OR ORGANIZATION)                   NUMBER)


           500 MAIN STREET                            01471
        GROTON, MASSACHUSETTS                       (ZIP CODE)

   (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)
      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (978) 448-6111

Securities registered pursuant to Section 12(b) of the Act:

                                            NAME OF EACH EXCHANGE
                                                     ON
             TITLE OF EACH CLASS              WHICH REGISTERED
             -------------------           -----------------------
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

                              Yes [X]     No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the Registrant's Common Stock, par value $1.00 per share, held by stockholders who are not affiliates of the Registrant at August 28, 1998 as computed by reference to the closing price of such stock on that date was approximately $396,082,250.

  The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at August 28, 1998 was 14,337,819.

DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement sent to stockholders in connection with the Annual Meeting to be held on October 23, 1998 are incorporated by reference into Items 10, 11, 12 and 13 (Part III) of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  New England Business Service, Inc. (the "Company"), a Delaware corporation founded in 1952, incorporated in Massachusetts in 1956 and reincorporated in Delaware in 1986, designs, produces and distributes business forms, checks, envelopes, labels, greeting cards, signs, stationery and related printed products and distributes packaging, shipping and warehouse supplies, software, work clothing and other business products through mail order, direct sales, telesales, dealers and the internet to small businesses throughout the United States, Canada, the United Kingdom and France.

  In December 1997, the Company acquired all of the outstanding common stock of Rapidforms, Inc. ("Rapidforms") for consideration of approximately $82,136,000 in cash (net of cash acquired). Rapidforms designs, produces and markets a line of business forms, business supplies, in-store retail merchandising supplies, holiday greeting cards and promotional products sold principally by direct mail to small businesses across the United States.

  In June 1998, the Company acquired all of the outstanding common stock of McBee Systems, Inc. and all of the assets of McBee Systems of Canada, Inc. (collectively "McBee") for consideration of approximately $48,529,000 in cash (net of cash acquired) and $12,600,000 in Company common stock. McBee manufactures and markets a line of checks and related products to small businesses in the United States and Canada through a dedicated field sales force.

  The Company reports its operations within one principal industry segment consisting of the direct marketing of printed products and business supplies to small businesses. The amounts of net sales, operating profit or loss and identifiable assets attributable to each of the Company's geographic areas for the last three fiscal years are shown in Note 14 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

PRODUCTS

  The Company's product line consists of an extensive range of standardized imprinted manual and computer business forms, custom forms, checks and check writing systems, envelopes, labels, greeting cards, signs, stationery and other printed products principally designed and imprinted in-house. The Company also distributes a variety of industrial shipping and packaging products including corrugated boxes, polyethylene bags, tape, labels and shrink wrap and distributes retail packaging supplies such as bags, ribbons, gift wrap and bows. In addition, the Company distributes a variety of other business products commonly used by small businesses, including merchandising displays, presentation folders, promotional products, work clothing and software. Products are either specifically designed for individual lines of business or are of a type universally used by small businesses and professional offices. The Company's full range of products are enhanced by high quality, fast delivery, competitive prices and extensive product guarantees.

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

  The Company also offers a full line of printed products compatible with the software which the Company distributes and compatible with most third-party computer software packages commonly used by small businesses. The Company's computer business forms, including checks, billing forms, work orders, purchase orders and invoices are designed to provide automated small businesses with the records necessary to efficiently manage a business.

  Promotional products, including labels, pricing tags, signage, presentation folders and seasonal greeting cards are designed to fulfill a variety of selling and marketing activities and to provide small businesses with a professional image. Additionally, the Company markets a line of filing systems, accountants' supplies and appointment products specifically for use in small professional offices.

  The majority of the Company's standard products are imprinted to provide small businesses with an affordable, professional image. Standard imprint options include consecutive numbering, logos, customer names, addresses, and phone numbers. The Company also offers a wide range of custom printing alternatives and a custom logo design service.

  The Company's packaging and shipping supplies, including bags and bag closures, bubble and polystyrene fill, wrapping materials, boxes, tapes and mailers are used principally by small wholesalers, manufacturers and distributors as containers to package, distribute and market their products. The Company's line of retail supplies, including signs, merchandising supplies, bags, ribbons, gift wrap and bows are used by small retailers to display, market and package their products.

  During fiscal year 1998, the Company developed and introduced the Company ColorsTM line of work clothing, including an array of jackets, shirts, hats, sweatshirts, and uniforms commonly worn in the conduct of small business. The Company Colors line may be embroidered with business names, logos, and employee names to provide a small business with a coordinated and professional image.

  The Company distributes Form Magic(R), a proprietary form-filling software package, third-party accounting software including Peachtree's One-Write Plus(R) and Intuit's Quickbooks(R), and a line of products designed by MySoftware Company. Software distributed by the Company is designed to perform a variety of the tasks required to manage and promote a small business, and is compatible with the business forms and other printed products offered by the Company.

  For a further discussion of the risks and uncertainties associated with customer preferences and the market for forms and related printed products, see "Forward Looking Information and Risk Factors to Future Performance" included in Part II, Item 7 to this Annual Report on Form 10-K.

PRODUCT DEVELOPMENT AND RESEARCH

  The Company's products are designed principally by an in-house product development staff or are obtained from third-party sources. The Company relies upon direct field research with customers and prospects, focus groups, mail surveys, feedback from distributors, salespeople, representatives and unsolicited suggestions to generate new product ideas. Product design efforts are accomplished or directed by Company design personnel who employ manual and computer design methods to create products. Product design efforts range from minor revisions of existing manual business forms to the creation of a consistent and coordinated line of products such as the Company Colors line of work clothing. Throughout the design process, the Company solicits comments and feedback from customers and prospects, and tests market acceptance through a variety of direct mail and selling test methods.

  For a further discussion of the risks and uncertainties associated with the technological changes affecting future demand for the Company's standardized business forms and related products, see "Forward Looking Information and Risk Factors to Future Performance" included in Part II, Item 7 to this Annual Report on Form 10-K.

SALES AND MARKETING

  The Company has established three distinct channels of distribution. The Company's primary channel is direct mail order in which approximately 90 million pieces of promotional advertising offering the Company's products are delivered by mail to 1,922,000 customers and 9,400,000 prospective customers each year under the

NEBS/TM/, RapidForms(R), Chiswick(R), Histacount(R), SYCOM(R), Russell & Miller(R), Bags & Bows, NCS(R), Main Street(R), ASH/TM/, NAPCO(R), Education Matters/TM/, Company Colors, Business Envelopes and SFL brand names. The Company's direct marketing efforts are also supplemented by the prospecting and account development efforts of an outbound telemarketing group.

  The Company's success to date has largely been the result of effective direct marketing and the strength of its customer relationships. Targeted mail order marketing in combination with focused telemarketing allows the Company to identify and penetrate numerically and geographically dispersed but, in the aggregate, significant markets. The Company targets small businesses with 100 or fewer employees within these markets with specialized promotions and products specifically designed to meet small business needs. In the direct mail channel, the Company's promotional materials contain one or more order forms to be completed by the customer and either mailed, faxed or telephoned to the Company's telesales and customer service group. The Company also maintains a World Wide Web site for promotion and order taking.

  The Company's promotional materials include several reference catalogs containing a comprehensive display of the Company's forms and checks, packaging supplies and retail merchandising supplies product offerings. In addition the Company utilizes smaller catalogs focused on specific products or targeted to a specific small business segment, promotional circulars with samples, flyers, inserts included with invoices, statements and product shipments. The Company relies to a lesser extent on advertising space in magazines and post card packages to generate sales leads from prospective customers. The Company utilizes the United States or the local country postal service for distribution of most of its advertising materials.

  The Company's second principal channel of distribution is through a 400 person in-house sales force dedicated to marketing McBee(R) brand checks and check writing systems, Chiswick brand packaging and shipping supplies, or Russell & Miller brand retail merchandising and display products. Initial order support, product reorders and routine service in the direct sales channel is provided by a network of customer service representatives located throughout the United States and Canada.

  The principal focus of the McBee sales force is to generate first-time buyers for Company check and check writing system products. Prospective customer leads are generated for the McBee sales force under referral arrangements with small business accountants and a network of commercial banks containing in excess of 16,000 geographically dispersed branch offices. The McBee sales effort typically generates small business customers with fewer than 10 employees.

  The principal focus of the Chiswick and Russell & Miller sales force has been to develop high-potential customer relationships initially established through the direct mail channel. The Chiswick and Russell & Miller sales effort typically supports businesses with more than 100 employees or retail chains with geographically dispersed store-front locations.

  The Company's third principal distribution channel is through a network of participating, independent dealers. The Company distributes a private label version of a full line of standard and custom printed products, including manual and computer forms, checks, greeting cards and labels through this dealer network. The Company's participating independent dealers typically include local printers, business forms dealers, stationers, computer stores and system houses and number in excess of 22,000.

  The Company believes that its sophisticated and extensive marketing database, customer/prospect lists and referral sources constitute a competitive advantage. The Company is able to select names and plan promotions based on a variety of attributes including status as a customer or prospect, line of business, product purchase history, purchase frequency or purchase dollar volume. With this data, the Company is able to create and deliver cost-effective marketing programs to small businesses through direct mail, direct sales, outbound telemarketing, the internet or the dealer channel.

  For a further discussion of the risks and uncertainties associated with the small business market and the Company's direct mail order channel, see "Forward Looking Information and Risk Factors to Future Performance" included in Part II, Item 7 to this Annual Report on Form 10-K.

RAW MATERIALS, PRODUCTION AND DISTRIBUTION

  The Company's production and distribution system is designed to process a high volume of small dollar orders on a cost-effective basis. The production and procurement of base printed product stock is based on forecasts of demand for the Company's products. The Company produces semi-finished base business forms, check stock and related products in long runs on high-speed, roll-fed presses from raw paper. The Company also purchases base printed stock from a number of industry sources at competitive prices. The raw paper and carbonless paper used by the Company to produce base printed stock is purchased from a limited number of vendors at competitive prices.

  In response to a customer order, the Company's base printed products are subsequently personalized with a variety of imprint options including customer names, addresses, phone numbers, consecutive numbering and logos. The Company operates equipment specifically designed to meet the demands of short-run personalized printing. Typesetting and imprinting of customer headings are accomplished with computerized typesetters, platemaking systems, letter presses, offset presses and digital presses. In addition, the Company utilizes manual and semi-automatic bindery equipment. A number of the Company's imprinting presses have been designed internally or substantially modified to meet the short-run demands of small businesses. These specialized presses allow the Company to produce small-order quantities with greater efficiency than possible with stock equipment available from typical printing press equipment suppliers.

  During the past two years, the Company has experienced an increase in the proportion of revenue generated by the sale of stock business products produced by third parties, including Chiswick brand industrial packaging and warehouse supplies, and Bags & Bows retail supplies. The Company principally utilizes a "pick and pack" operation to aggregate stock products from warehoused inventory into distinct order groups and to package these order groups for shipment to the customer. The Company's stock business products are obtained from a large number of suppliers at competitive prices.

  In addition, the Company relies on a limited number of suppliers to produce and drop-ship products directly to Company customers, including the Company Colors line of work clothing. The Company believes that alternative sources are generally available for products purchased from third-party vendors, and has not experienced any significant problems in obtaining necessary items.

  The Company has no significant backlog of orders. The Company's objective is to produce and ship product as expeditiously as possible following receipt of a customer's order. During fiscal year 1998, approximately 70% of printed products were produced and shipped within one day and approximately 90% within four days of order. The Company's stock business products are routinely shipped within 24 hours of receipt of a customer order.

  To facilitate expeditious production and shipment of product, the Company maintains significant inventories of raw paper ($1,622,000 at June 27, 1998), and partially printed business forms, packaging, shipping and retail supplies, and related business products ($19,348,000 at June 27, 1998).

  The Company ships in excess of 90% of its products to customers by United Parcel Service of America, Inc. The Company uses Parcel Post and overnight delivery services for distribution of the remainder of its products to customers.

  For a further discussion of the risks and uncertainties associated with the Company's reliance on certain individual third-party vendors to provide raw materials and services critical to the Company's operation, see "Forward Looking Information and Risk Factors to Future Performance" included in Part II, Item 7 to this Annual Report on Form 10-K.

COMPETITION

  The small business forms and business supplies industry is highly competitive. The Company believes that it is well positioned in the small business marketplace, with a reputation for reasonable prices and high quality, reliability and service.

  The Company's primary competitors for printed products are the local printers, business forms dealers, contract stationers and office products superstores located throughout the United States, Canada, the United Kingdom and France. Local printers have an advantage of physical proximity to customers, but generally do not have the capability of producing a broad array of products, particularly those having a complex construction. In addition, most local printers lack the economies of scale to produce a small order for a single customer on a cost effective basis. General purpose, preprinted business forms offered by stationers and office product superstores are typically price competitive with the Company's forms, but lack the design and functionality for specific lines of business and the custom printing options available with the Company's products. The Company's principal competitors for stock business products are the large number of local and regional business supplies jobbers, distributors and retailers throughout the United States and Canada.

  At present, the Company is aware of more than twenty major independent companies or divisions of larger companies marketing printed products and business supplies to small businesses through mail order, distributors, or a direct sales force in the United States and Canada, the United Kingdom and France. The primary competitive factors influencing a customer's purchase decision are product guarantees, breadth of product line, speed of delivery, price and customer service. The Company believes it is the leading direct marketer of business forms, checks and related printed products to the very small business market in the United States, Canada and the United Kingdom. The Company defines the very small business market as businesses with fewer than 20 employees.

  For a further discussion of the risks and uncertainties associated with the competitive landscape for the Company's products, see "Forward Looking Information and Risk Factors to Future Performance" included in Part II, Item 7 to this Annual Report on Form 10-K.

EMPLOYEES

  The Company had 3,738 full and part-time employees at June 27, 1998. The Company believes its relationship with its employees to be satisfactory.

ENVIRONMENT

  To the Company's knowledge, no material action or liability exists on the date hereof arising from the Company's compliance with federal, state and local statutes and regulations relating to protection of the environment.

ITEM 2. PROPERTIES

  The Company's principal executive offices are located in Groton, Massachusetts. The Company's principal operating facilities consist of manufacturing, administrative and warehouse facilities and are located in the United States, Canada, the United Kingdom and France. Of its principal operating facilities, the Company owns 871,100 square feet in the aggregate in Arizona (Flagstaff), Massachusetts (Groton and Townsend), Missouri (Maryville), New Hampshire (Peterborough), New Jersey (Thorofare), Ontario (Midland and Toronto), the United Kingdom (Chester), and Utah (Ogden), and leases 582,851 square feet in the aggregate in California (Santa Fe Springs), France (Tours), Massachusetts (Sudbury), New Jersey (Parsippany), Ohio (Athens) and Virginia (Damascus). The Company also leases space in over 80 locations in the United States and Canada for sales purposes, leases and subleases manufacturing space in Arizona, holds a 37,000 square foot manufacturing building in Bridgeton, New Jersey for sale, and owns 16.9 acres of undeveloped land in Douglasville, Georgia. Plans are in progress to construct an additional 30,000 square feet of warehouse space in Midland, Ontario.

  With reference given to the 30,000 square foot addition currently under construction in Midland, Ontario, the Company believes its existing production and office facilities are adequate for its present and foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS

  From time to time the Company is involved in disputes and/or litigation encountered in the ordinary course of its business. The Company does not believe that the ultimate impact of the resolution of such outstanding matters will have a material effect on the Company's business, operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

COMMON STOCK

  The Company's Common Stock is listed and traded on the New York Stock Exchange under the symbol "NEB." For the fiscal periods indicated, the high and low sales prices for shares of the Company's Common Stock as reported on the New York Stock Exchange-Composite Transactions Reporting System were as follows:

FISCAL 1998                HIGH    LOW
-----------              -------- ------
1st Quarter............. 32 1/2   25 3/4
2nd Quarter............. 33 13/16 29 1/8
3rd Quarter............. 34 1/4   30 5/8
4th Quarter............. 34 1/2   30

FISCAL 1997               HIGH   LOW
-----------              ------ ------
1st Quarter............. 19 3/8 15
2nd Quarter............. 21 5/8 17 3/8
3rd Quarter............. 26     19 5/8
4th Quarter............. 29 7/8 25 1/8

  As of August 28, 1998, there were 641 stockholders of record, and the Company believes that as of such date there were approximately 6,000 beneficial owners of the Company's Common Stock, based on information provided by the Company's transfer agent. Information with respect to dividends paid on the Company's Common Stock during the past two fiscal years is shown in Note 15 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY
(IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS AND OTHER STATISTICS)

                           JUNE 27,   JUNE 28,   JUNE 29,   JUNE 30,   JUNE 24,
FOR THE FISCAL YEAR ENDED   1998(A)    1997(B)    1996(C)    1995(D)    1994(E)
-------------------------  ---------  ---------  ---------  ---------  ---------
INCOME STATISTICS
Net Sales...............   $ 355,767  $ 263,424  $ 254,954  $ 263,724  $ 251,253
Income before income
 taxes .................      41,405     31,380     21,055     28,492     27,599
 Percent of sales.......        11.6%      11.9%       8.3%      10.8%      11.0%
 Provision for income
 taxes..................      16,471     12,731      8,306     11,818     12,036
 Percent of sales.......         4.6%       4.8%       3.3%       4.5%       4.8%
Net income before equity
 in losses of
 investment.............      24,934     18,649     12,749     16,674     15,563
 Percent of sales.......         7.0%       7.1%       5.0%       6.3%       6.2%
 Percent of stockhold-
 ers' equity............        21.8%      23.1%      16.8%      18.2%      15.6%
 Per diluted common
 share..................        1.77       1.38       0.86       1.09       1.01
Net Income..............      24,934     18,649     11,929     16,298     15,563
 Percent of sales.......         7.0%       7.1%       4.7%       6.2%       6.2%
 Percent of stockhold-
 ers' equity............        21.8%      23.1%      15.7%      17.8%      15.6%
 Per diluted common
 share..................        1.77       1.38       0.81       1.07       1.01
Dividends per common
 share..................        0.80       0.80       0.80       0.80       0.80
---------------------------------------------------------------------------------
BALANCE SHEET STATISTICS
Current assets..........   $ 101,060  $  68,426  $  71,334  $  77,509  $  85,288
Current liabilities.....      50,677     33,327     27,273     32,169     30,418
Working capital.........      50,383     35,099     44,061     45,340     54,870
Current ratio...........         2.0        2.1        2.6        2.4        2.8
Total assets............     307,577    141,196    103,542    124,546    131,691
Long-term debt..........     141,000     27,000          0          0          0
Stockholders' equity....     114,505     80,581     75,916     91,523     99,479
Diluted weighted average
 shares outstanding.....      14,106     13,525     14,811     15,295     15,364
Book value per common
 share..................        8.01       5.92       5.42       6.16       6.43
---------------------------------------------------------------------------------
OTHER FINANCIAL STATIS-
 TICS
Capital expenditures....   $  13,275  $   9,567  $   9,388  $  10,804  $   6,054
Depreciation and amorti-
 zation.................      15,218      9,090     10,329     12,676     11,623
---------------------------------------------------------------------------------
OTHER STATISTICS
Number of employees.....       3,738      2,164      2,014      2,055      2,083
Number of stockholders..       6,000      6,000      5,800      5,600      5,700
Number of active custom-
 ers....................   1,922,000  1,297,000  1,238,000  1,292,000  1,285,000
Facilities (in square
 feet)..................   1,594,000    886,000    708,000    743,000    794,000

--------
(A) Included in the 1998 results is a $.9 million pretax gain, or $.04 per diluted share, from the settlement of the Company's US defined-benefit pension plan and curtailment of the Company's Canadian defined-benefit pension plan.
(B) Included in the 1997 results is a $3.8 million pretax charge, or $.17 per diluted share, related to the elimination of the Company's retail initiative with Kinko's and a $2.2 million pretax gain, or $.10 per diluted share, from the curtailment of the Company's defined-benefit pension plan.
(C) Included in the 1996 results is a $3.04 million pretax charge, or $.12 per diluted share, related to the closure of the Company's Flagstaff, Arizona manufacturing facility.
(D) Included in the 1995 results is a $1.96 million pretax charge, or $.07 per diluted share, related to integration of the Company's SYCOM subsidiary.
(E) Included in the 1994 results is a $5.45 million pretax charge, or $.21 per diluted share, related to a restructuring program.

See the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  New England Business Service, Inc. (the "Company"), a Delaware corporation founded in 1952, incorporated in Massachusetts in 1956 and reincorporated in Delaware in 1986, designs, produces and distributes business forms, checks, envelopes, labels, greeting cards, signs, stationery and related printed products and distributes packaging, shipping and warehouse supplies, software, work clothing and other business products through mail order, direct sales, telesales, dealers and the internet to small businesses throughout the United States, Canada, the United Kingdom and France.

  In December 1997, the Company acquired all of the outstanding common stock of Rapidforms, Inc. ("Rapidforms") for consideration of approximately $82,136,000 in cash (net of cash acquired). Rapidforms designs, produces and markets a line of business forms, business supplies, in-store retail merchandising supplies, holiday greeting cards and promotional products sold principally by direct mail to small businesses across the United States.

  In June 1998, the Company acquired all of the outstanding common stock of McBee Systems, Inc. and all of the assets of McBee Systems of Canada, Inc. (collectively "McBee") for consideration of approximately $48,529,000 in cash (net of cash acquired) and $12,600,000 in Company common stock. McBee manufactures and markets a line of checks and related products to small businesses in the United States and Canada through a dedicated field sales force.

RESULTS OF OPERATIONS

1998 VERSUS 1997

  Net sales increased $92.4 million or 35.1% to $355.8 million for fiscal year 1998 from $263.4 million in fiscal year 1997. $84.8 million or 91.8% of the net sales increase was attributable to acquisitions completed during fiscal years 1998 and 1997. The acquisitions of Rapidforms and McBee during fiscal year 1998 accounted for $38.0 million and $4.7 million of the increase, respectively. The acquisitions of Chiswick Trading, Inc. and Standard Forms, Ltd. during fiscal year 1997 contributed $38.3 million and $3.8 million, respectively, to the acquisition related net sales growth during fiscal year 1998. The balance of the net sales increase of $7.6 million was primarily attributable to price increases effected during the fiscal year and to moderate growth in certain product lines. The Company expects to achieve revenue growth in excess of 30% during fiscal year 1999 due primarily to the full year impact of the businesses acquired during fiscal year 1998.*

  Cost of sales as a percentage of net sales increased from 35.7% in fiscal year 1997 to 38.0% in fiscal year 1998. The increased percentage was primarily the result of an increase in revenue generated by lower margin products associated with the businesses acquired by the Company during fiscal years 1998 and 1997. The acquired businesses higher cost of sales is due to the nature of their products, markets and distribution methods. The Company has commenced implementation of certain cost savings initiatives in the acquired businesses designed to counter the unfavorable margin impact.* In addition, the Company is continuing to seek opportunities to leverage its enhanced purchasing power with vendors and service providers to reduce manufacturing costs.*

  Selling and advertising expense as a percentage of sales decreased slightly from 34.3% in fiscal year 1997 to 34.2% in fiscal year 1998. The impact of a higher ratio of selling and advertising expense to net sales in the acquired businesses and a significant increase in amortization expense associated with acquisition related
--------
* This forward-looking statement reflects the Company's current expectations. There can be no assurance the Company's actual performance will not differ materially from those projected in such forward-looking statements due to the important factors described in the section to this Management's Discussion and Analysis of Financial Condition and Results of Operations titled "Forward-Looking Information and Risk Factors to Future Performance."

intangibles was more than fully offset by improved selling and advertising efficiency in the Company's core businesses. Selling and advertising expense as a percentage of net sales is expected to grow by 3 to 4 percentage points during fiscal year 1999.* The projected increase is principally the result of planned marketing investment in support of new products during fiscal year 1999 and a proportionately higher weighting of revenues during the year generated by the new businesses acquired during fiscal year 1998.*

  General and administrative expense decreased as percentage of net sales from 17.4% in fiscal year 1997 to 15.2% in fiscal year 1998. The decline was principally the result of a lower ratio of general and administrative expense to net sales associated with the Company's newly acquired businesses and a reduction in corporate general and administrative expense during fiscal year 1998. These reductions in the ratio of general and administrative expense to net sales were partially offset by increased spending levels associated with the Company's program to reengineer its financial and operational information systems. General and administrative expense is expected to continue to decline as a percentage of net sales in fiscal year 1999.*

  During fiscal year 1998, payments related to accruals for previous year's exit costs were completed and there were no significant changes in estimates of such exit costs.

  During fiscal year 1997, the Company amended its defined benefit pension plan for U.S. based employees of New England Business Service, Inc. to freeze participation and to eliminate further benefit accruals. In fiscal year 1998, the Company terminated the defined benefit pension plan and settled all plan obligations. The Company recorded a plan curtailment gain of $2,187,000 and a plan settlement gain of $556,000 in fiscal years 1997 and 1998, respectively, associated with the amendment and termination of this plan.

  During fiscal year 1998, the Company amended its defined benefit pension plan for Canadian employees of NEBS Business Forms, Ltd. to freeze participation and to allow participants to rollover accrued benefits under the plan to a defined contribution retirement plan. The Company recorded a curtailment gain of $313,000 during fiscal year 1998 associated with the freeze and resultant benefit rollover. The Company plans to settle all obligations associated with the benefit rollover during fiscal year 1999.*

  Interest expense, net of interest income, increased from $64,000 in fiscal year 1997 to $4,334,000 or 1.2% of net sales in fiscal year 1998. The increase in net interest expense is the result of the issuance of debt to finance acquisitions completed during the two fiscal years. The Company expects interest expense to increase to approximately $9,000,000 during fiscal year 1999 to reflect the full year impact of the debt incurred to acquire Rapidforms and McBee in fiscal year 1998.*

  The provision for income taxes as a percentage of pretax income decreased from 40.6% in fiscal year 1997 to 39.8% in fiscal year 1998 principally due to a reduction in the Company's effective state tax rate. The Company will seek to take advantage of opportunities afforded by the acquisition related change in the Company's operational structure to further reduce its effective state tax rate during fiscal year 1999.*

  The Company will continue to seek opportunities to acquire companies, businesses and product lines to enhance the Company's competitive position in the marketplace or to gain access to new markets, products, competencies or technologies.* In addition, the Company is committed to capitalizing on the marketing and cost reduction opportunities presented by integration of the businesses acquired during fiscal years 1997 and 1998.* The Company will continue to seek opportunities to enhance the cost structure of the Company, to improve operating efficiencies, and to fund investments in support of the Company's strategies.*
--------
* This forward-looking statement reflects the Company's current expectations. There can be no assurance the Company's actual performance will not differ materially from those projected in such forward-looking statements due to the important factors described in the section to this Management's Discussion and Analysis of Financial Condition and Results of Operations titled "Forward-Looking Information and Risk Factors to Future Performance."

  In fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share." In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," in February 1998, SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" and in June, 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt these statements during fiscal year 1999 and does not expect that the adoption of these statements will have a material impact on the consolidated financial statements. *

  In March 1998, the AICPA issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company will be adopting this statement in fiscal year 1999 and does not expect the adoption of this statement will have a material impact on the consolidated financial statements.* The AICPA also issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." The policies promulgated by this statement had previously been followed by the Company and thus its implementation will not impact the financial statements.

1997 VERSUS 1996

  Net sales increased $8.4 million or 3.3% to $263.4 million for fiscal year 1997 from $255.0 million in fiscal year 1996. The net sales increase included a $15.7 million or 6.1% increase resulting from the acquisition of Standard Forms Ltd. and Chiswick Trading, Inc. during fiscal year 1997, offset by a $11.2 million or 4.4% decline attributable to the Company's decision to eliminate its retail initiative with Kinkos, to divest the One-Write Plus(R) software line and to reposition the Company's software line. The remainder of the sales increase consisted of price increases of 2.0% or $5.0 million, partially offset by a unit volume decrease of $1.1 million or 0.4%.

  Cost of sales remained constant from 1996 to 1997 at approximately 35.7% of net sales. Improved cost of sales performance in business forms and related products resulting from overhead cost reduction programs implemented in fiscal years 1996 and 1997 was offset by a higher cost of sales associated with the businesses acquired by the Company during fiscal year 1997. The acquired businesses' higher cost of sales is due to the nature of their products, markets and distribution methods. Paper prices remained relatively stable during fiscal years 1997 and 1996 and did not have a significant impact on cost of sales.

  Selling and advertising expenses decreased from 39.0% of net sales in fiscal year 1996 to 34.3% of net sales in fiscal year 1997. This decrease was principally the result of the Company's decision to eliminate the Kinko's retail channel initiative early in fiscal year 1997, which substantially reduced selling and advertising expenditures, as well as the sale of the One Write Plus(R) software line in late fiscal year 1996, which required a high level of selling and advertising support. These reductions were partially offset by increased direct mail advertising required to increase revenue growth rates in the direct mail forms business.

  General and administrative expenses increased from 16.5% of net sales in fiscal year 1996 to 17.4% of net sales in fiscal year 1997. The increase was primarily related to the Company's program to reengineer its financial and operational information systems, and an increase in performance-based bonus plan expenses from year to year.

  During fiscal year 1997, the Company recorded pretax exit costs of $3.8 million related to a decision to eliminate its retail channel initiative with Kinko's. The pre-tax exit charges consisted of estimated costs related to facility closures of $0.5 million, estimated equipment write-offs of $1.1 million and estimated termination benefits of $2.2 million. All liabilities have been substantially settled at June 27, 1998.
--------
* This forward-looking statement reflects the Company's current expectations. There can be no assurance the Company's actual performance will not differ materially from those projected in such forward-looking statements due to the important factors described in the section to this Management's Discussion and Analysis of Financial Condition and Results of Operations titled "Forward-Looking Information and Risk Factors to Future Performance."

  During fiscal year 1997, the Company amended its defined-benefit pension plan for the majority of its domestic employees to freeze plan participation at December 31, 1996 and eliminate further benefit accruals after June 28, 1997. A non-recurring plan curtailment gain of $2.2 million was recorded by the Company as a result of the amendment. The plan was terminated and settled during the first quarter of fiscal 1998. During fiscal 1997, the Company terminated its existing profit-sharing plan and instituted a transition bonus plan for the remainder of the year. The net financial impact in fiscal 1997 was immaterial.

  The provision for income taxes as a percentage of pretax income increased from 1996 to 1997 due to a reduction in tax-free interest income.

  In fiscal year 1997, the Company's adoption of Statement Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was not significant to the consolidated financial statements. As allowed by the Financial Accounting Standards Board, the Company chose during fiscal 1997 to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB Opinion No. 25") instead of adopting SFAS No. 123, "Accounting for Stock-Based Compensation."

YEAR 2000

  During fiscal year 1996, the Company established a five year plan to upgrade the majority of its critical operational information systems. This information systems reengineering plan was developed to enhance system performance and to address Year 2000 issues. The Company has experienced delays in certain facets of the reengineering effort, and as a result has modified its Year 2000 plan to focus on system remediation rather than system replacement. The majority of the Company's operational information systems have been inventoried and assessed for Year 2000 compliance, and approximately 40% of the Company's systems have been remediated as of June 27, 1998. The Company is currently on schedule to complete the remediation of all critical operating systems by June 1999, which is expected to leave an appropriate amount of time prior to the advent of the Year 2000 to perform detailed system testing and compliance verification.*

  In addition, the Company is communicating with key suppliers, vendors and business partners in order to assess their ability to maintain normal operations in the Year 2000. Such key suppliers include, but are not limited to, MCI Telecommunications Corporation, R.R. Donnelley and Sons, Appleton Papers, and United Parcel Service of America, Inc. To the extent that the Company is not satisfied with the status of a vendor's Year 2000 compliance or remediation plans, the Company expects to develop and implement appropriate contingency plans.* Such contingency plans will include the development of alternative sources for the product or service provided by the non-compliant vendor. In addition, the Company will monitor the Year 2000 activities of U.S., Canadian and U.K. postal services and pertinent local and regional utilities. However, due to the lack of alternative sources for such services, the Company can make no assurances that Year 2000 related disruptions in postal, electrical or similar services would not have a material adverse effect on the Company's financial performance or long-term prospects.

  The Company has also inventoried and assessed the majority of the systems associated with the functioning of its plant, property and equipment. The date-related issues associated with the proper functioning of such assets are insignificant and are not expected to represent a material risk to the Company.* Further, given that the Company has approximately 1.9 million active customers, the failure of any one customer due to a Year 2000 issue would not have a material adverse impact on the Company's financial performance or long-term prospects.*
--------
* This forward-looking statement reflects the Company's current expectations. There can be no assurance the Company's actual performance will not differ materially from those projected in such forward-looking statements due to the important factors described in the section to this Management's Discussion and Analysis of Financial Condition and Results of Operations titled "Forward-Looking Information and Risk Factors to Future Performance."

  The Company's cash outlays for capital improvements and period expenses associated with the information systems reengineering project and for Year 2000 compliance are projected to total $21 million during fiscal years 1997 through 2000, of which over one-half has been spent as of June 27, 1998.* The capital improvements and expenses required to effect the information systems reengineering project and Year 2000 remediation effort have been included as part of the Company's annual budgets and reflected in the Company's strategic financial plans. The Company does not expect that the capital spending or period expense associated with the Year 2000 issue will have a material effect on its financial position or results of operations.*

  For a further discussion of the risks and uncertainties associated with the Year 2000 issue and the Company's reliance on individual third-party vendors to provide raw materials and services critical to the Company's operation, see "Forward Looking Information and Risk Factors to Future Performance" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

  Cash provided by operating activities amounted to $42.5 million in fiscal year 1998, approximately $4.7 million or 12.6% higher than the $37.8 million provided in fiscal year 1997. This increase in cash provided by operating activities was composed of a $6.3 million increase in net income and a $6.1 million increase in non-cash depreciation and amortization expense, offset in part by a comparative reduction of $7.7 million in the amount of cash provided by working capital and other non-cash adjustments to reported net income. In fiscal year 1997, cash provided by operating activities increased $14.5 million or 62.2% from the $23.3 million dollars provided in fiscal year 1996 due principally to a 56% or $6.7 million increase in net income, in combination with an increase in accounts payable and income taxes payable balances.

  Working capital as of June 27, 1998 amounted to $52.2 million including $10.8 million of cash and short-term investments. This balance represents an increase of $17.1 million from the working capital balance of $35.1 million including cash and short-term investments of $7.8 million existing at the end of fiscal year 1997. This increase in working capital was principally the result of the increase in cash provided by operating activities and the addition of the working capital balances of companies acquired during fiscal year 1998. Investment in working capital declined by $9.0 million in fiscal year 1997, principally due to the repurchase of 1,046,000 shares of the Company's common stock for $17.7 million during the period. The Company does not expect to experience any significant change to the amount of working capital investment required to support its business during fiscal year 1999.*

  Capital expenditures of $13.3 million in fiscal year 1998 represented a $3.7 million increase from the $9.6 million expended in fiscal year 1997 and a $3.9 million increase from the $9.4 million expended in fiscal year 1996. Capital expenditures over the three year period have included significant investment in the purchase, development and implementation of information systems infrastructure and operating systems. In addition, capital expenditures in fiscal year 1998 included the construction of a $3.0 million telemarketing facility in Flagstaff, Arizona. Capital expenditures in fiscal year 1996 also included equipment to support the Company's retail initiative and stationery equipment to meet product demand for the retail channel. The Company expects capital expenditures to exceed $15.0 million dollars in fiscal year 1999 due to an existing $1.2 million commitment to expand the Company's Midland, Ontario manufacturing facility, additional planned improvements in information systems infrastructure and an increase in the annual maintenance level of capital expenditures required to support the Company's newly acquired businesses.*

  The Company repurchased 1,046,000 shares of the Company's common stock for $17.7 million in cash during fiscal year 1997 and 994,900 shares for $17.9 million in cash in fiscal 1996. The Company did not repurchase any shares of Company common stock in fiscal 1998. In addition, the Company declared and paid a cash dividend of $.80 per share during each of the last three fiscal years, amounting to a total of $11.0 million in fiscal 1998, $10.7 million in fiscal 1997 and $11.9 million in fiscal 1996.
--------
* This forward-looking statement reflects the Company's current expectations. There can be no assurance the Company's actual performance will not differ materially from those projected in such forward-looking statements due to the important factors described in the section to this Management's Discussion and Analysis of Financial Condition and Results of Operations titled "Forward-Looking Information and Risk Factors to Future Performance."

  In addition to its present cash and short-term investment balances, the Company has consistently generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. In anticipation of the Rapidforms acquisition, the Company amended the terms of its committed, unsecured, revolving line of credit agreement on December 27, 1997 to increase the total committed line to $135 million, to expand the number of participating banks to ten, and to extend the facility maturity date to December 27, 2002. In anticipation of the McBee acquisition, the Company further amended the credit agreement on May 29, 1998 to increase the total committed line to $165 million. At June 27, 1998, the Company had $141 million of outstanding debt under this credit facility. The credit agreement contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios.

  In order to effectively fix the interest rate on a portion of the debt outstanding under the revolving line of credit, the Company has entered into interest rate swap agreements with several of the banks party to the credit agreement. These swap agreements contain notional principal amounts and other terms determined with respect to the Company's forecasts of future cash flows and borrowing requirements. At June 27, 1998, the notional principal amount outstanding of the interest rate swap agreements totaled $115 million.

  In order to minimize the Company's exposure to foreign currency fluctuations with respect to intercompany loans to foreign subsidiaries and affiliates, the Company has entered into short-term forward exchange rate contracts with a major commercial bank in currency amounts directly corresponding to the short-term intercompany loan amounts. At June 27, 1998, the Company had outstanding forward exchange rate contracts for $1.8 million worth of Pounds Sterling and $89,000 worth of French Francs.

  The Company anticipates that its current cash on hand, cash flow from operations and additional availability under the line of credit will be sufficient to meet the Company's liquidity requirements for its operations and capital expenditures during fiscal year 1999.* However, the Company may pursue additional acquisitions from time to time which would likely be funded through the use of available cash, the issuance of stock, the obtaining of additional credit, or any combination thereof.*

FORWARD-LOOKING INFORMATION AND RISK FACTORS TO FUTURE PERFORMANCE

  From time to time, the Company or its representatives have made or may make forward-looking statements that reflect the Company's current expectations, orally or in writing, in this Management's Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Annual Report on Form 10-K, in other reports filed under the Securities Act of 1934, as amended, in press releases or in statements made with the approval of an authorized executive officer. The words or phrases "is expected," "will continue," "anticipates," "estimates," or similar expressions in any of these communications are intended to identify "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as enacted by the Private Securities Litigation Reform Act of 1995.

  There can be no assurance the Company's actual performance will not differ materially from that projected in such forward-looking statements due to important factors including but not limited to those described below. These factors include increasing competition, economic cycles, technological change, paper and postal costs, customer preferences, response rates, prospect lists, governmental regulations, inherent risks in acquisitions, disruptions to the Company's operating systems, Year 2000 risks to computer systems and reliance on vendors, all of which are described in further detail below.
--------
* This forward-looking statement reflects the Company's current expectations. There can be no assurance the Company's actual performance will not differ materially from those projected in such forward-looking statements due to the important factors described in the section to this Management's Discussion and Analysis of Financial Condition and Results of Operations titled "Forward-Looking Information and Risk Factors to Future Performance."

 Increasing Competition; Pressure on Price and Margins

  The Company operates in a highly competitive marketplace, in which it competes with a variety of mail order marketers, retailers, dealers, distributors and local printers in the marketing of business forms, checks, stationery and business supplies to small businesses. Over the course of the past decade, providers of business forms, checks, and stationery have experienced growth in excess manufacturing capacity. In addition, the Company has faced increasing competition from low-price, high-volume office supply chain stores. Improvements in the cost and quality of printing technology have increasingly allowed dealers, distributors and local printers to gain access to products of complex design and functionality at competitive prices. The Company currently anticipates that these trends will continue. No assurance can be given that competition will not have an adverse effect on the Company's business. In addition, if any of the Company's competitors were to seek to gain or retain market share by reducing prices or increasing promotional discounting, the Company could be compelled to reduce its prices or match the discounts and thereby reduce its gross margin and profitability.

 Economic Cycles; Variability of Performance.

  The Company's standardized forms and check business accounts for a majority of its sales and profitability. The forms and check industry is highly competitive and generally characterized by mature products designed within well-established industry standards. The Company relies, in part, on net small business formations for growth in demand for its standardized form and check products. As a result, the Company's growth rate is closely correlated to the strength of its target small business market. The Company's revenue trends and operating profitability have been materially adversely affected by recession-related contractions in the small business economy in the past. The Company will continue to experience quarterly and annual variations in net sales and net income as a result of changes in the levels of small business formations and failures or from other economic events having an impact on small businesses generally.

 Technological Change; Product Obsolescence and Risks to Competitive
Advantage.

  The Company's standardized business forms and related products are designed to provide small businesses with the financial and business records required to manage a business. Steady technological improvements have provided small businesses in several market segments with alternative means to enact and record business transactions. PC-based, point-of-sale, electronic form and electronic transaction systems have been designed to automate several of the functions performed by the Company's products. The price and performance characteristics of personal laser and ink-jet printing equipment have improved markedly in the recent past, thereby allowing small businesses a cost-competitive means to print low-quality versions of Company forms on plain paper. In addition, the Internet has the potential to eliminate the Company's advantage of scale in direct marketing by providing all competitors with equal access to customers who purchase products over the Internet. In response, the Company has focused resources on the acquisition, development and procurement of new products less susceptible to technological obsolescence and has aggressively moved to develop a comprehensive electronic catalog of products to be utilized in retail-based kiosks, PC-based software and over the Internet. It should be noted that the Company's small business customers have to-date proven to be relatively slow adopters of new technology which has minimized the adverse impact of these technological trends. However, the Company can give no assurance that continued technological change will not have a material adverse impact on the long-term prospects for the Company's business.

 Paper Costs and Postal Rates; Risks to Margins.

  The cost of paper used to produce the Company's products, catalogs and advertising materials constitutes, directly or indirectly, over 30% of consolidated revenues. In addition, the Company is reliant on the U.S. Postal Service for delivery of most of the Company's promotional materials. Coated paper costs for promotional materials and postal rates for third class mail have increased significantly over the past decade. In addition, certain segments of the paper market have demonstrated considerable price volatility over the past five years. The Company has been able to counteract the impact of postal and paper cost increases with cost reduction programs and selected product price increases. Due to increased competition in the small business forms, checks, stationery and supplies marketplace, no assurance can be given that the Company will be able to increase product pricing to compensate for future paper or postal cost increases. The inability to raise prices in response to paper or postal cost increases could reduce the Company's operating profitability and net income.

 Customer Preferences; Investment Requirements & Sales Risk.

  The Company's core business is the direct marketing, manufacturing and distribution of standardized forms, checks, and related products to small businesses. Newly-formed small business owners are increasingly demanding custom and color-coordinated products to create an image in addition to enabling the management of business transactions. The relative prices charged by local printers, contract printers and dealers for providing these custom and full-color printed products have been declining due to technological advances in composition systems and printing equipment. As a direct result, the cost advantage inherent to the Company's standardized forms and related printed products has declined. The Company is responding with focused investment in the infrastructure required to sell, compose, print and distribute custom and full-color products. This effort includes installation of an integrated and flexible information system architecture and the reengineering of many of the Company's basic business functions. In addition, the Company expects to continue to invest in its direct sales, dealer and technology-based channels that more readily support the interactive marketing required to sell custom and full-color products. However, the Company can give no assurance that the rate of decline in demand for standardized forms and related printed products will not accelerate, that the interactive marketing investments will prove successful, or that the information systems reengineering effort will not result in operating inefficiencies or unplanned expense. If any of such potential risks materialize, the Company's future net sales and net income could be materially adversely affected.

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

 Other Risks; Variability of Performance

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to a number of market risks, primarily the effects of changes in foreign currency exchange rates and interest rates. Investments in and loans and advances to foreign subsidiaries and branches, and their resultant operations, denominated in foreign currencies, create exposures to changes in exchange rates. The Company's utilization of its revolving line of credit creates an exposure to changes in interest rates. The effect of changes in exchange rates and interest rates on the Company's earnings generally has been small relative to other factors that also affect earnings, such as business unit sales and operating margins. For more information on these market risks and financial exposures, see Note 1 and Note 5 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. The Company does not hold or issue financial instruments for trading, profit or speculative purposes.

  In order to minimize the Company's exposure to foreign currency fluctuations with respect to the short-term intercompany loans created to fund the operating cash requirements of the Company's European operations (see Note 2 in the Notes to Consolidated Financial Statements on page F-8), the Company has entered into forward exchange rate contracts for the amount of the loans and associated interest. The currencies hedged are the British pound and the French franc. While there is no specified repayment date for the loans, the forward exchange rate contracts are of limited duration and are replaced periodically as they mature.

  In order to effectively convert the interest rate of a portion of the Company's debt from a Eurodollar based floating rate to a fixed rate, the company has entered into an interest rate swap agreements with major commercial banks. Although the Company is exposed to credit and market risk in the event of future nonperformance by any of the banks, management has no reason to believe that such an event will occur.

  Upon reviewing its derivatives and other foreign currency and interest rate instruments, based on historical foreign currency rate movements and the fair value of market-rate sensitive instruments at year-end, the Company does not believe that near term changes in foreign currency or interest rates will have a material impact on its future earnings, fair values or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

  The Company's financial statements, together with the independent auditors' report thereon, appear beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

  Robert J. Murray, age 57, was elected Chief Executive Officer and Chairman of the Board in December 1995. Mr. Murray has been a director of the Company since 1991. Mr. Murray retired from The Gillette Company in 1995 having been with that company for more than 34 years. From January 1, 1991 until his retirement in 1995, Mr. Murray was Executive Vice President, North Atlantic Group of Gillette. During 1990, he served as Vice President, Chairman's Office, of Gillette and from 1985 to 1989 as Chairman of the Board of Management of Braun AG, one of Gillette's German subsidiaries. Mr. Murray is a director of Fleet National Bank, LoJack Corporation, Hannaford Bros. Co. and Allmerica Financial Corporation.

  Peter A. Brooke, age 69, has been a director of the Company since 1989. He also served in that capacity from 1970 to 1983. His principal occupation for more than five years prior to December 31, 1995, was as Chairman and Chief Executive Officer of Advent International Corporation. In January 1996, Mr. Brooke retired as Chief Executive Officer of Advent International but remains as Chairman of its Board of Directors. Advent International Corporation is an international venture capital management firm.

  Robert L. Gable, age 67, has been a director of the Company since July 1996. Mr. Gable has been Chairman of Unitrode Corporation since 1990 and was Chief Executive Officer of Unitrode from 1990 to November 1997. From 1988 to 1990, Mr. Gable was a management consultant. From 1985 until 1988, Mr. Gable was President and Chief Executive Officer of Computervision Corporation. Mr. Gable is a director of Unitrode Corporation and Ibis Technology Corporation.

  Benjamin H. Lacy, age 72, has been a director of the Company since 1970. His principal occupation is as President of the Clipper Ship Foundation, Inc., a grant-making charitable foundation. Prior to his retirement in May 1995, Mr. Lacy was of counsel to the law firm of Hill & Barlow, a Professional Corporation, which served as general counsel to the Company from 1973 to 1998.

  Herbert W. Moller, age 56, has been a director of the Company since July 1996. Mr. Moller retired from The Gillette Company in January 1998 having been with that company for 32 years. From 1992 until his retirement in 1998, Mr. Moller was Vice President, Finance and Strategic Planning, Gillette North Atlantic Group. From 1989 through 1992, Mr. Moller was Vice President of Management Information Systems of Gillette.

  Jay R. Rhoads, Jr., age 73, has been a director of the Company since its incorporation in 1955. He served as President from 1965 to 1971, as Chief Executive Officer from 1965 to 1975 and as Chairman of the Board from 1971 to 1987. Mr. Rhoads is the brother of Richard H. Rhoads.

  Richard H. Rhoads, age 68, joined the Company in 1965 and has been a director since 1970. From 1975 to 1991, he was Chief Executive Officer. His principal occupation since 1988 was his position as Chairman of the Board, a position from which he retired in 1995. Since 1980, Mr. Rhoads has served as a member of the Executive Committee of the Board. Mr. Rhoads is the brother of Jay R. Rhoads, Jr.

  Brian E. Stern, age 50, has been a director of the Company since April 1995. Mr. Stern has been President of the Office Document Products Group and Corporate Senior Vice President of Xerox Corporation since 1994. From 1993 to 1994, Mr. Stern was President of the Personal Document Products Division of Xerox. From 1992 to 1993, Mr. Stern was Vice President of Corporate Business Strategy of Xerox and from 1990 to 1992, Vice President, Finance, Development and Manufacturing of Xerox. Mr. Stern is a director of HON Industries, Inc.

  M. Anne Szostak, age 48, has been a director of the Company since January 1998. Ms. Szostak has been Executive Vice President and Corporate Director of Human Resources of Fleet Financial Group, Inc. since March 1998. From 1994 to March 1998, Ms. Szostak was Senior Vice President and Corporate Director of Human Resources for Fleet Financial Group, Inc. From 1991 to 1994, Ms. Szostak was Chairman, President and Chief Executive Officer of Fleet Bank of Maine. Ms. Szostak is a director of Providence Energy Corporation.

EXECUTIVE OFFICERS OF THE COMPANY

  The Company's executive officers are elected to office by the Board of Directors at the first board meeting following the Annual Meeting of Stockholders or at other board meetings as appropriate. Robert J. Murray, George P. Allman, Edward M. Bolesky, Robert S. Brown, John F. Fairbanks, Theodore Pasquarello, Steven G. Schlerf and Robert D. Warren were re-elected to office on October 24, 1997. Richard T. Riley was elected to office on January 23, 1998. Each officer holds office until the first meeting of the Board following the next Annual Meeting and until a successor is chosen. Information regarding Robert J. Murray can be found in the above section titled "Directors of the Company." Information on the other executive officers is presented below.

  George P. Allman, age 56, joined the Company in February 1996 and was elected at that time Vice President--Retail Sales and Operations. In October 1996, Mr. Allman was elected Vice President--Diversified Operations. In 1984, Mr. Allman founded GPA Associates, Inc., and served as President from 1984 to 1994. During 1995, Mr. Allman was a private investor.

  Edward M. Bolesky, age 52, joined the Company in 1981 and has served in numerous capacities in operations and administration. In 1991, Mr. Bolesky was elected Vice President--Sales. In 1993, he was elected Vice President--General Manager, Administration and Customer Relations. In 1994, he was elected Vice President--General Manager, Operations. In 1995, he was elected Vice President--General Manager, Manufacturing and Information Systems. In 1996, Mr. Bolesky was elected to his current office of Vice President--Direct Marketing/Telesales and Service.

  Robert S. Brown, Jr., age 50, joined the Company in 1971 and has held various positions in operations and marketing in the United States and Canada. In 1992, Mr. Brown was elected Vice President--General Manager, Marketing. In 1994, he was elected Vice President--General Manager, Subsidiaries. In 1996, Mr. Brown was elected to the position of Vice President--Circulation and International.

  John F. Fairbanks, age 37, joined the Company in 1994 as Treasurer and Secretary. In January 1996, Mr. Fairbanks was elected Vice President-- Corporate Controller. In October 1996, Mr. Fairbanks was elected Vice President--Chief Financial Officer. In April, 1998, Mr. Fairbanks was elected Vice President--Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Fairbanks was Vice President & Treasurer of M/A-COM, Inc. from 1992 until 1994.

  Theodore Pasquarello, age 48, joined the Company in April 1997 as Executive Vice President and President of the Chiswick division. Prior to joining the Company, Mr. Pasquarello was the founder of Chiswick Trading, Inc., and had been President of such for over five years.

  Richard T. Riley, age 42, joined the Company in December 1998 in connection with the Company's acquisition of Rapidforms, Inc., where he has been President since 1992. In January 1998 he was elected to the additional office of Vice President of the Company.

  Steven G. Schlerf, age 46, joined the Company in 1979 and has served in a variety of capacities in manufacturing and operations. Mr. Schlerf was elected Vice President--Image Manufacturing and Product Development in 1995, and Vice President--Manufacturing and Technical Operations in 1996.

  Robert D. Warren, age 47, joined the Company in April 1996 as Vice President, Business Management, Business Solutions. In October 1996, he was elected Vice President--Business Management and Development. Mr. Warren was previously Vice President, Marketing for Gillette Stationery Products, North America, and General Manager for Gillette Stationery Products of Canada from 1988 until 1992.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Information regarding compliance with Section 16(a) beneficial ownership reporting requirements is located in the Company's Proxy Statement for Annual Meeting of Stockholders to be held October 23, 1998 under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference to "Election of Directors" and "Executive Compensation" in the Company's Proxy Statement for Annual Meeting of Stockholders to be held October 23, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference to "Voting Securities" in the Company's Proxy Statement for Annual Meeting of Stockholders to be held October 23, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated by reference to "Certain Relationships and Related Transactions" in the Company's Proxy Statement for Annual Meeting of Stockholders to be held October 23, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  The following documents are filed as part of this report:

  (a)(1) CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
   NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES
   Consolidated Balance Sheets as of June 27, 1998 and June 28, 1997......  F-2
   Statements of Consolidated Income for the fiscal years ended June 27,
    1998, June 28, 1997 and June 29, 1996.................................  F-3
   Statements of Consolidated Stockholders' Equity for the fiscal years ended June 27, 1998, June 28, 1997 and June 29, 1996..................  F-4
   Statements of Consolidated Cash Flows for the fiscal years ended
    June 27, 1998, June 28, 1997 and June 29, 1996..........................F-5
   Notes to Consolidated Financial Statements.............................  F-6
   Independent Auditors' Report........................................... F-19

  (a)(2) FINANCIAL STATEMENT SCHEDULE

   Schedule II Valuation and Qualifying Accounts........................... F-20

   Schedules I, III, IV and V are omitted as they are not applicable or required under Regulation S-X.

  (a)(3) LIST OF EXHIBITS

   Exhibits required to be filed by Item 601 of Regulation S-K are listed in the exhibit index beginning on page X-1.

  (b) REPORTS ON FORM 8-K.

    The following report on Form 8-K was filed during the fourth quarter of fiscal 1998:

    On June 18, 1998, on Form 8-K, the Company filed financial statements and pro forma financial information relative to the acquisition of all of the outstanding common stock of McBee Systems, Inc. and all of the assets of McBee Systems of Canada, Inc. This same filing also announced the signing of and filed a copy of an amendment dated May 29, 1998 to the Company's Amended and Restated Revolving Credit Agreement.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          New England Business Service, Inc.
                                           (Registrant)
                                                   /s/ Robert J. Murray
                                          By: _________________________________
                                               (ROBERT J. MURRAY, CHAIRMAN,
                                                         PRESIDENT
                                               AND CHIEF EXECUTIVE OFFICER)

Date: September 11, 1998
                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS that each of the undersigned officers and directors of New England Business Service, Inc., a Delaware corporation (the "Company"), hereby constitutes and appoints Robert J. Murray and John F. Fairbanks, and each of them, with full power to act without the other, his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities (until revoked in writing) to sign the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1998, and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

            NAME                       TITLE                 DATE

    /s/ Robert J. Murray       Chairman, President,     September 11, 1998
-----------------------------   Chief Executive
     (ROBERT J. MURRAY)         Officer and
                                Director (Principal
                                Executive Officer)

     /s/ Peter A. Brooke       Director                 September 11, 1998
-----------------------------
      (PETER A. BROOKE)

     /s/ Robert L. Gable       Director                 September 11, 1998
-----------------------------
      (ROBERT L. GABLE)

    /s/ Benjamin H. Lacy       Director                 September 11, 1998
-----------------------------
     (BENJAMIN H. LACY)

    /s/ Herbert W. Moller      Director                 September 11, 1998
-----------------------------
     (HERBERT W. MOLLER)

   /s/ Jay R. Rhoads, Jr.      Director                 September 11, 1998
-----------------------------
    (JAY R. RHOADS, JR.)

    /s/ Richard H. Rhoads      Director                 September 11, 1998
-----------------------------
     (RICHARD H. RHOADS)

     /s/ Brian E. Stern        Director                 September 11, 1998
-----------------------------
      (BRIAN E. STERN)

     /s/ M. Anne Szostak       Director                 September 11, 1998
-----------------------------
      (M. ANNE SZOSTAK)

    /s/ John F. Fairbanks      Vice President-Chief     September 11, 1998
-----------------------------   Financial Officer
     (JOHN F. FAIRBANKS)        and Treasurer
                                (Principal
                                Financial and
                                Accounting Officer)

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets as of June 27, 1998 and June 28, 1997.........   F-2
Statements of Consolidated Income for the fiscal years ended June 27,
 1998, June 28, 1997 and June 29, 1996....................................   F-3
Statements of Consolidated Stockholders' Equity for the fiscal years ended
 June 27, 1998, June 28, 1997 and June 29, 1996...........................   F-4
Statements of Consolidated Cash Flows for the fiscal years ended June 27,
 1998, June 28, 1997 and June 29, 1996....................................   F-5
Notes to Consolidated Financial Statements................................   F-6
Independent Auditors' Report..............................................  F-19
Schedule II Valuation and Qualifying Accounts.............................  F-20

              NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        JUNE 27, 1998 AND JUNE 28, 1997
                  (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                                                    JUNE 27, 1998 JUNE 28, 1997
                                                    ------------- -------------
                      ASSETS
CURRENT ASSETS:
Cash and cash equivalents.........................    $ 10,823      $  7,365
Short-term investments............................         --            469
Accounts receivable (less allowance for doubtful
 accounts of $4,257 in 1998 and $3,351 in 1997)...      50,985        34,147
Inventories.......................................      20,970        11,569
Direct mail advertising materials and prepaid
 expenses.........................................      12,289         6,976
Deferred income tax benefit.......................       5,993         7,900
                                                      --------      --------
    TOTAL CURRENT ASSETS..........................     101,060        68,426
PROPERTY AND EQUIPMENT:
 Land and buildings...............................      35,712        30,678
 Equipment........................................      96,250        74,662
                                                      --------      --------
 Property and equipment...........................     131,962       105,340
 Less accumulated depreciation....................     (80,032)      (72,921)
                                                      --------      --------
  PROPERTY AND EQUIPMENT--NET.....................      51,930        32,419
PROPERTY HELD FOR SALE............................       1,131           631
DEFERRED INCOME TAX BENEFIT.......................       2,652           --
GOODWILL, NET.....................................      75,586        30,078
TRADENAMES, NET...................................      30,332         1,391
CUSTOMER LISTS, NET...............................      43,878         7,566
OTHER ASSETS......................................       1,008           685
                                                      --------      --------
    TOTAL.........................................    $307,577      $141,196
                                                      ========      ========
       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable..................................    $ 16,038      $ 13,872
Federal and state income taxes....................       2,733         1,555
Accrued profit-sharing/bonus distribution.........       2,426         1,725
Accrued payroll expense...........................       8,794         4,983
Accrued employee benefit expense..................       3,305         3,348
Accrued exit costs/restructuring charge...........       5,389         1,006
Deferred income taxes.............................       1,879         1,062
Other accrued expenses............................      10,113         5,776
                                                      --------      --------
    TOTAL CURRENT LIABILITIES.....................      50,677        33,327
REVOLVING LINE OF CREDIT..........................     141,000        27,000
DEFERRED INCOME TAXES.............................       1,395           288
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock
Common stock, par value, $1 per share--authorized,
 40,000,000 shares; issued, 15,185,240 shares in
 1998 and 14,615,359 shares in 1997; outstanding,
 14,300,533 shares in 1998 and 13,611,770 shares
 in 1997..........................................      15,185        14,616
Additional paid-in capital........................      44,559        26,537
Cumulative foreign currency translation
 adjustment.......................................      (2,337)       (1,762)
Retained earnings.................................      71,962        58,024
                                                      --------      --------
    TOTAL.........................................     129,369        97,415
Less treasury stock, at cost--884,707 shares in
 1998 and 1,003,589 shares in 1997................     (14,864)      (16,834)
                                                      --------      --------
    TOTAL STOCKHOLDERS' EQUITY....................     114,505        80,581
                                                      --------      --------
    TOTAL.........................................    $307,577      $141,196
                                                      ========      ========

See notes to consolidated financial statements.

              NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME

   FOR THE FISCAL YEARS ENDED JUNE 27, 1998, JUNE 28, 1997 AND JUNE 29, 1996
                (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

                                                      1998      1997      1996
                                                    --------  --------  --------
NET SALES.........................................  $355,767  $263,424  $254,954
OPERATING EXPENSES:
  Cost of sales including shipping costs..........   135,225    94,048    90,974
  Selling and advertising.........................   121,571    90,367    99,352
  General and administrative......................    54,101    45,949    42,164
  Exit costs......................................       --      3,803     3,044
                                                    --------  --------  --------
    TOTAL OPERATING EXPENSES......................   310,897   234,167   235,534
INCOME FROM OPERATIONS............................    44,870    29,257    19,420
OTHER INCOME (EXPENSE):
  Interest income.................................       237       420     1,159
  Interest expense................................    (4,571)     (484)      (19)
  Gain on pension curtailment/settlement..........       869     2,187       --
  Gain on sale of product line....................       --        --        495
                                                    --------  --------  --------
    TOTAL OTHER INCOME (EXPENSE)..................    (3,465)    2,123     1,635
INCOME BEFORE INCOME TAXES........................    41,405    31,380    21,055
PROVISION FOR INCOME TAXES........................    16,471    12,731     8,306
                                                    --------  --------  --------
NET INCOME BEFORE EQUITY IN LOSSES OF INVESTMENT..    24,934    18,649    12,749
EQUITY IN LOSSES OF INVESTMENT....................       --        --       (820)
                                                    --------  --------  --------
NET INCOME........................................  $ 24,934  $ 18,649  $ 11,929
                                                    ========  ========  ========
PER SHARE AMOUNTS:
  BASIC EARNINGS PER SHARE........................  $   1.81  $   1.39  $   0.81
                                                    ========  ========  ========
  DILUTED EARNINGS PER SHARE......................  $   1.77  $   1.38  $   0.81
                                                    ========  ========  ========
  DIVIDENDS.......................................  $   0.80  $   0.80  $   0.80
                                                    ========  ========  ========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING.........    13,781    13,397    14,773
  PLUS INCREMENTAL SHARES FROM ASSUMED CONVERSION
   OF STOCK OPTIONS...............................       325       128        38
                                                    --------  --------  --------
DILUTED WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING......................................    14,106    13,525    14,811
                                                    ========  ========  ========

See notes to consolidated financial statements.

              NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

   FOR THE FISCAL YEARS ENDED JUNE 27, 1998, JUNE 28, 1997 AND JUNE 29, 1996
                                 (IN THOUSANDS)

                          COMMON STOCK ISSUED                         CUMULATIVE
                          ---------------------                         FOREIGN
                           NUMBER      AT PAR    ADDITIONAL            CURRENCY
                             OF        VALUE      PAID-IN   TREASURY  TRANSLATION RETAINED
                           SHARES      AMOUNT     CAPITAL    STOCK    ADJUSTMENT  EARNINGS   TOTAL
                          ---------  ----------  ---------- --------  ----------- --------  --------
BALANCE, JUNE 30, 1995..     15,770  $   15,770   $12,450   $(17,426)   $(1,683)  $ 82,412  $ 91,523
Issuance of common stock
 to employees pursuant
 to stock plans
 including tax benefit..         75          75     1,153      1,102                           2,330
Dividends paid..........                                                           (11,906)  (11,906)
Acquisition of treasury
 stock..................                                     (17,882)                        (17,882)
Retirement of treasury
 stock..................     (1,840)     (1,840)              34,206               (32,366)
Foreign currency
 translation
 adjustment.............                                                    (78)                 (78)
Net income..............                                                            11,929    11,929
                          ---------  ----------   -------   --------    -------   --------  --------
BALANCE, JUNE 29, 1996..     14,005      14,005    13,603          0     (1,761)    50,069    75,916
Issuance of common stock
 to employees pursuant
 to stock plans
 including tax benefit..        246         246     4,899        877                           6,022
Issuance of common stock
 to acquire a business..        365         365     8,035                                      8,400
Dividends paid..........                                                           (10,694)  (10,694)
Acquisition of treasury
 stock..................                                     (17,711)                        (17,711)
Foreign currency
 translation
 adjustment.............                                                     (1)                  (1)
Net income..............                                                            18,649    18,649
                          ---------  ----------   -------   --------    -------   --------  --------
BALANCE, JUNE 28, 1997..     14,616      14,616    26,537    (16,834)    (1,762)    58,024    80,581
Issuance of common stock
 to employees pursuant
 to stock plans
 including tax benefit..        187         187     5,804      1,970                           7,961
Issuance of common stock
 to acquire a business..        382         382    12,218                                     12,600
Dividends paid..........                                                           (10,996)  (10,996)
Foreign currency
 translation
 adjustment.............                                                   (575)                (575)
Net income..............                                                            24,934    24,934
                          ---------  ----------   -------   --------    -------   --------  --------
BALANCE, JUNE 27, 1998..     15,185  $   15,185   $44,559   $(14,864)   $(2,337)  $ 71,962  $114,505
                          =========  ==========   =======   ========    =======   ========  ========

See notes to consolidated financial statements.

              NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

   FOR THE FISCAL YEARS ENDED JUNE 27, 1998, JUNE 28, 1997 AND JUNE 29, 1996
                           (IN THOUSANDS OF DOLLARS)

                                                     1998       1997      1996
                                                   ---------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.......................................  $  24,934  $ 18,649  $ 11,929
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation....................................      9,296     8,280     9,268
 Amortization....................................      5,922       810     1,061
 Gain on sale of product line....................        --        --       (495)
 Gain on pension settlement/curtailment..........       (869)   (2,187)      --
 (Gain)/loss on disposal of equipment............        (94)      935       302
 Loss on equity investment.......................        --        --      1,355
 Deferred income taxes...........................      2,887     2,553      (290)
 Exit costs......................................     (1,119)     (381)      633
 Provision for losses on accounts receivable.....      3,293     2,612     3,033
 Employee benefit charges........................      3,980      (143)    2,244
 Changes in assets and liabilities, net of
  acquisitions:
 Accounts receivable.............................     (3,332)       61    (4,360)
 Inventories and advertising material............     (1,503)    2,566        61
 Prepaid expenses................................      2,054      (732)    1,225
 Accounts payable................................     (3,908)      852     1,405
 Income taxes payable............................      1,193     2,214    (2,545)
 Other accrued expenses..........................       (205)    1,674    (1,573)
                                                   ---------  --------  --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES.....     42,529    37,763    23,253
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment..............    (13,275)   (9,567)   (9,388)
Acquisition of businesses--net of cash acquired..   (131,596)  (40,174)      --
Proceeds from sale of product line...............        --        --      4,500
Proceeds from sale of facilities and equipment...        262       406     4,985
Proceeds from sale of other assets...............        --        --        300
Investment in other assets, primarily bank fees
 in 1998 and software development costs in 1996..       (371)      --       (812)
Purchases of investments.........................     (1,561)   (3,800)  (30,751)
Proceeds from sale and maturities of
 investments.....................................      2,023    14,199    31,222
                                                   ---------  --------  --------
   NET CASH PROVIDED (USED) BY INVESTING
    ACTIVITIES...................................   (144,518)  (38,936)       56
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt................................    (25,650)  (13,495)   (8,000)
Proceeds from credit line--net of issuance
 costs...........................................    138,900    39,342     8,000
Proceeds from issuing common stock...............      3,469     4,486     1,228
Acquisition of treasury stock....................        --    (17,711)  (17,882)
Dividends paid...................................    (10,996)  (10,694)  (11,907)
                                                   ---------  --------  --------
   NET CASH PROVIDED (USED) BY FINANCING
    ACTIVITIES...................................    105,723     1,928   (28,561)
EFFECT OF EXCHANGE RATE ON CASH..................       (276)      102       156
                                                   ---------  --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.....................................      3,458       857    (5,096)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...      7,365     6,508    11,604
                                                   ---------  --------  --------
CASH AND CASH EQUIVALENTS AT END OF YEAR.........  $  10,823  $  7,365  $  6,508
                                                   =========  ========  ========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
INTEREST PAID....................................  $   3,791  $    365  $     19
                                                   =========  ========  ========
INCOME TAXES PAID................................  $  11,574  $  7,553  $ 10,289
                                                   =========  ========  ========

See notes to consolidated financial statements.

              NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  DESCRIPTION OF BUSINESS AND BASIS OF CONSOLIDATION--The financial statements are consolidated to include the accounts of New England Business Service, Inc. and its wholly-owned subsidiaries (the "Company"). The Company operates primarily in a single industry segment consisting of the direct marketing of printed products and business supplies to small businesses throughout the United States, Canada, the United Kingdom and France. The accounts of the Company's foreign entities have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

  INVENTORIES--Inventories are generally carried at the lower of first-in, first-out cost or market. At year end, inventories consisted of:

                                                           1998        1997
                                                        ----------- -----------
   Raw paper........................................... $ 1,622,000 $   586,000
   Business forms and related office products..........  19,348,000  10,983,000
                                                        ----------- -----------
     Total............................................. $20,970,000 $11,569,000
                                                        =========== ===========

  DIRECT MAIL ADVERTISING--The Company expenses the production costs of advertising at the time the advertising is initiated, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefit; a period generally not in excess of three months. Direct-response advertising consists primarily of product catalogs and associated mailing costs. Advertising expense included in selling and advertising was approximately $46,271,000 in 1998, $36,411,000 in 1997 and $34,007,000 in 1996.

  PROPERTY AND EQUIPMENT--Property and equipment are carried at cost. Depreciation is computed over the estimated useful lives (three to twenty years) of the assets using the straight-line method. Property held for sale is stated at the lower of cost or estimated net realizable value.

  GOODWILL--Goodwill acquired is being amortized on a straight-line basis over periods of 20 to 40 years. Accumulated amortization amounted to $1,649,000 and $516,000 at June 27, 1998 and June 28, 1997, respectively.

  CUSTOMER LISTS, TRADENAMES AND OTHER ASSETS--Customer lists, tradenames and other assets are amortized using the straight-line method or the effective interest method over their estimated lives. The range of estimated lives and accumulated amortization balances for each category of assets are as follows:

                                                           1998         1997
                                                       ACCUMULATED  ACCUMULATED
   DESCRIPTION                                LIVES    AMORTIZATION AMORTIZATION
   -----------                              ---------- ------------ ------------
   Customer Lists.......................... 2-18 years  6,509,000    1,488,000
   Tradenames.............................. 40 years      268,000        9,000
   Covenant not to compete................. 5 years       150,000       41,000
   Debt issue costs........................ 5 years        62,000       10,000

  REVENUE RECOGNITION--Revenue is recognized from sales other than software support contracts when a product is shipped. Revenue on software support contracts is recognized ratably over the contract period, generally twelve months.

  CAPITALIZED SOFTWARE DEVELOPMENT COSTS AND PURCHASED SOFTWARE--The Company follows SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." No such software development costs were capitalized in 1998 or 1997. Software development costs of $812,000 were capitalized in 1996.

  Purchased software costs acquired in connection with the acquisition of the One-Write Plus(R) ("OWP") product line were amortized in accordance with the provisions of SFAS No. 86. Amortization expense associated with the OWP acquisition of $1,199,000 was charged to operations in fiscal 1996. In connection with the sale of the OWP product line in 1996, the Company expensed the balance of the purchased software costs remaining at the time of the sale. There are no unamortized purchased software costs included in other assets at June 27, 1998, and June 28, 1997.

  INCOME TAXES--The provision for income taxes is determined based upon the Company's computed total income tax obligation for the year and the change in the Company's deferred tax balances from year to year. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Such deferred tax assets and liabilities are also adjusted to reflect changes in the U.S. and applicable foreign tax laws when enacted. Future tax benefits are recognized to the extent realization of such benefit is more likely to occur than not.

  SIGNIFICANT ESTIMATES--In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. The primary estimates underlying the Company's consolidated financial statements include allowances for doubtful accounts, inventory obsolescence, deferrals of mail advertising costs, accruals for profit sharing and bonuses, recoverability of deferred tax assets, goodwill and other intangible assets. Actual results may differ from these estimates.

  PER SHARE AMOUNTS--Effective December, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." Earnings per share amounts presented for 1997 and 1996 have been restated to reflect this adoption. Basic earnings per share amounts are computed based upon the weighted average number of shares of common stock outstanding during each fiscal year. Diluted earnings per share amounts are computed by also giving consideration to potentially dilutive stock options outstanding. A reconciliation of outstanding shares is shown on the statements of consolidated income.

  CONCENTRATION OF CREDIT RISK--The Company extends credit to approximately
1.9 million geographically dispersed customers on an unsecured basis in the normal course of business. No individual industry or industry segment is significant to the Company's customer base. The Company has, in place, policies governing the extension of credit and collection of amounts due from customers.

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

  The Company has entered into interest rate swaps that qualify as matched swaps that are linked by designation with a balance sheet liability and have opposite interest rate characteristics of such balance sheet item. Matched interest rate swaps qualify for settlement accounting. Under settlement accounting, periodic net cash settlements under the swap agreements are recognized in income on an accrual basis. These settlements are offset against interest expense in the statements of consolidated income.

  INFORMATION ABOUT NONCASH INVESTING AND FINANCING ACTIVITIES--The Company issued 382,352 shares of Company common stock valued at approximately $12,600,000 during fiscal year 1998 in conjunction with the acquisition of all of the outstanding common stock of McBee Systems, Inc. and substantially all of the assets and assumption of certain liabilities of McBee Systems of Canada, Inc. The Company issued 365,217 shares of Company common stock valued at approximately $8,400,000 during fiscal year 1997 in conjunction with the acquisition of substantially all of the assets and assumption of certain liabilities of Chiswick Trading, Inc. See Note 2.

  IMPAIRMENT OF LONG-LIVED ASSETS--The Company evaluates the recoverability of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." There were no adjustments to the carrying value of any long-lived assets in 1998, 1997 or 1996.

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

  NEW ACCOUNTING PRONOUNCEMENTS--In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and other Postretirement Benefits." In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt these statements during fiscal year 1999 and does not expect that the adoption of these statements will have a material impact on the consolidated financial statements. In March 1998, the AICPA issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company will adopt this statement in fiscal year 1999 and does not expect the adoption of this statement will have a material impact on the consolidated financial statements. The AICPA also issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." The policies promulgated by this statement had previously been followed by the Company and thus its implementation will not impact the financial statements.

  RECLASSIFICATIONS--Certain reclassifications have been made to the 1997 and 1996 financial statements to conform with the 1998 presentation.

2. ACQUISITIONS

 Fiscal 1997 Acquisitions

  On January 8, 1997, the Company acquired the outstanding stock of Standard Forms Limited ("SFL"), a U.K. based company, for approximately $4,300,000. The Company incurred acquisition fees of approximately $300,000 in connection with the acquisition. SFL markets a line of business forms and stationery by direct mail and through a direct sales force principally to automotive accounts in the U.K. and in France. The acquisition was accounted for under the purchase method of accounting. Accordingly, SFL's results of operations are included in the accompanying financial statements from the date of acquisition. The excess purchase price including acquisition costs over the fair value of the net tangible assets acquired was $4,952,000 of which $1,000,000 was allocated to SFL's customer list and the balance of $3,952,000 to goodwill. The goodwill is being amortized over a period of 25 years.

  On March 31, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Chiswick Trading, Inc. ("Chiswick") for consideration of approximately $34,600,000 in cash (net of cash acquired), and 365,217 shares of Company common stock valued at approximately $8,400,000, for an aggregate purchase price, of approximately $43,000,000. The Company incurred acquisition fees of approximately $400,000 in connection with the acquisition. Chiswick markets a line of retail and industrial packaging, shipping and warehouse supplies sold primarily to small wholesalers, manufacturers and retailers. The acquisition was accounted for under the purchase method of accounting. Accordingly, Chiswick's results of operations are included in the accompanying financial statements from the date of acquisition. The purchase price including acquisition costs was allocated to the net tangible assets acquired based on the fair value of such assets and liabilities. The excess cost over fair value of the net tangible assets acquired was $34,724,000 of which $6,000,000 was allocated to customer lists, $1,000,000 to a non-compete agreement and the balance of $27,724,000 to goodwill. The goodwill is being amortized over a period of 40 years.

 Fiscal 1998 Acquisitions

  On December 23, 1997, the Company acquired all of the outstanding common stock of Rapidforms, Inc. ("Rapidforms") for consideration of approximately $82,136,000 in cash (net of cash acquired). The Company also incurred fees of approximately $368,000 in connection with the acquisition. Rapidforms and its subsidiaries collectively sell business forms, stationery, merchandising products and office supplies primarily by direct mail to small businesses throughout the United States. The acquisition was accounted for under the purchase method of accounting. Accordingly, Rapidforms' results of operations are included in the accompanying financial statements from the date of acquisition. The purchase price including acquisition costs was allocated to the net tangible assets acquired based on the fair value of such assets and liabilities. The excess cost over fair value of the net tangible assets acquired was $64,451,000 of which $21,000,000 was allocated to customer lists, $15,700,000 to tradenames and the balance of $27,751,000 to goodwill. The goodwill is being amortized on a straight line basis over a period of 40 years while customer lists and the tradenames arising from this transaction are being amortized over their respective useful lives. These allocations and useful lives are still subject to final valuations. The Company does not believe these initial allocations will change materially.

  As part of the purchase accounting for the Rapidforms acquisition and included in the allocation of the acquisition costs, a liability of $4,000,000 was recorded to cover the anticipated costs related to a plan to close redundant Rapidforms' manufacturing and warehouse facilities and to reduce manufacturing personnel. Approximately $3,700,000 of the liability is allocated for employee termination benefits and approximately $300,000 for termination of certain contractual obligations. The liability associated with the Rapidforms integration plan remaining as of June 27, 1998 was $3,571,000.

  On June 3, 1998, the Company acquired all of the outstanding common stock of McBee Systems, Inc. and all of the assets of McBee Systems of Canada, Inc. (collectively "McBee") for consideration of approximately $48,529,000 in cash (net of cash acquired), and 382,352 shares of Company common stock valued at approximately $12,600,000, for an aggregate purchase price of $61,129,000. The Company also incurred fees of approximately $563,000 in connection with the acquisition. McBee manufactures and markets a line of checks and related products to small businesses throughout the United States and Canada through a dedicated field sales force. The acquisition was accounted for under the purchase method of accounting. Accordingly, McBee's results of operations are included in the accompanying financial statements from the date of acquisition. The purchase price including acquisition costs was allocated to the net tangible assets acquired based on the fair value of such assets and liabilities. The excess cost over fair value of the net tangible assets acquired was $52,046,000 of which $19,600,000 was allocated to customer lists, $13,500,000 to tradename and the balance of $18,946,000 to goodwill. The goodwill is being amortized on a straight line basis over a period of 40 years while customer lists and the tradenames arising from this transaction are being amortized over their respective useful lives. These allocations and useful lives are still subject to final valuations. The Company does not believe these initial allocations will change materially.

  As part of the purchase accounting for the McBee acquisition and included in the allocation of the acquisition costs, a liability of $1,642,000 was recorded to cover the anticipated costs (primarily employee termination benefits) related to a plan to close redundant McBee manufacturing and warehouse facilities and to reduce manufacturing personnel. As of June 27, 1998, the McBee integration liability remained at $1,642,000.

  The following unaudited pro forma financial information reflects the consolidated results of operations of the Company for the years ended June 27, 1998 and June 28, 1997 as though the acquisitions described above had occurred on the first day of the respective fiscal year. The pro forma operating results are presented for comparative purposes only and do not purport to present the Company's actual operating results had the acquisitions been consummated on June 29, 1997 or June 30, 1996, or results which may occur in the future.

                                                          1998         1997
                                                      ------------ ------------
   Net sales......................................... $457,581,000 $443,182,000
   Net income........................................ $ 24,961,000 $ 18,932,000
   Net income per diluted share...................... $       1.73 $       1.34

3. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

  On July 8, 1994, the Company acquired a 19 percent equity interest in GST Software, plc ("GST") for $1,800,000 together with an option to acquire the balance of GST shares. In addition, the Company advanced GST approximately $250,000 in the form of a note.

  During the first quarter of fiscal year 1996, the Company revalued its 19 percent equity interest in GST. Accordingly, the Company's investment in GST was written down to $0 as of September 30, 1995. In January, 1996, the Company sold its 19 percent equity interest in GST for $300,000. The revaluation and subsequent sale resulted in a $820,000 loss, net of related income tax benefit of $535,000, and is included in the statements of consolidated income as Equity in Losses of Investment.

4. DEBT OBLIGATIONS AND LEASES

  During March 1997, the Company terminated two existing lines of credit in the total amount of $20,000,000 and entered into a five year, $60,000,000 committed, unsecured, revolving line of credit agreement with two major commercial banks. In December, 1997, the Company amended the terms of this agreement to increase the total committed line to $135,000,000, to expand the number of participating banks to ten, and to extend the facility maturity date to December 27, 2002. In May, 1998, the Company further amended the agreement to increase the total committed line to $165,000,000. Under this credit agreement, the Company has the option to borrow at the Eurodollar rate plus a spread or the agent bank's base lending rate prevailing from time to time. The effective Eurodollar based interest rate at June 27, 1998 was 6.2%. The credit agreement contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. At June 28, 1997, $141,000,000 was outstanding under this line. Debt issue costs incurred in connection with this facility are amortized over the term of the agreement in accordance with the effective interest method.

  The Company leases facilities and equipment under long-term operating leases with both related and non-related parties. An executive officer of the Company is a beneficiary of the related party leases which were entered into pursuant to the acquisition of Chiswick. The future minimum rental commitments for operating leases of certain facilities and equipment are as follows:

                                                  THIRD     RELATED-
   FISCAL YEAR ENDED JUNE                        PARTIES    PARTIES     TOTAL
   ----------------------                       ---------- ---------- ----------
   1999........................................ $4,183,000 $  998,000 $5,181,000
   2000........................................  3,057,000  1,013,000  4,070,000
   2001........................................  1,767,000  1,058,000  2,825,000
   2002........................................  1,129,000  1,058,000  2,187,000
   2003........................................  1,121,000  1,074,000  2,195,000
   Thereafter..................................  4,788,000  4,207,000  8,995,000

  Total rental expense was $2,988,000 ($998,000 to related parties), $1,053,000 ($184,000 to related parties), and $860,000 ($0 to related parties), in 1998, 1997, and 1996, respectively.

5. FINANCIAL INSTRUMENTS

  In order to minimize exposure to foreign currency fluctuations with respect to short-term, dollar-based intercompany loans to fund SFL's operations (see
Note 2), the Company entered into forward exchange rate contracts for the amount of the loans and associated interest. At June 28, 1997, the Company had outstanding forward rate contracts for $1,800,000 worth of Pound Sterling and $89,000 worth of French Francs. The fair value of these contracts is nominal, and approximated the carrying value. Gains or losses on these contracts have been immaterial.

  The Company has entered into interest rate swap agreements with three major commercial banks in order to effectively convert the interest rate of a portion of the Company's outstanding revolving credit debt from a Eurodollar-based floating rate to fixed rates. The agreements expire on different dates, and the total notional principal amount decreases over time in conjunction with planned debt repayments. Although the Company is exposed to credit and market risk in the event of future non-performance by any of the banks, management has no reason to believe that such an event will occur. Information regarding the agreements as of June 27, 1998 follows:

                                          FIXED       FAIR       AGREEMENT
   NOTIONAL PRINCIPAL AMOUNT          INTEREST RATE   VALUE    EXPIRATION DATE
   -------------------------          -------------   -----    ---------------
   $ 5,000,000.......................     6.52%     $(39,000)   May 4, 1999
   $45,000,000.......................     5.79%      (48,000)   June 8, 2001
   $65,000,000.......................     5.62%      (66,000) January 30, 2001

  As of June 27, 1998 and June 28, 1997, the carrying value of all other financial instruments approximates fair value.

6. EQUITY TRANSACTIONS

  The Company has issued a stock purchase right to stockholders for each outstanding share of common stock of the Company. Each right becomes exercisable upon the occurrence of certain events, as provided in the Rights Agreement, and entitles the registered holder to purchase from the Company a "Unit" consisting of one one-hundredth of a share of preferred stock at a purchase price of $75.00 per Unit, subject to adjustment to prevent dilution. In addition, upon the occurrence of certain events, the registered holder will thereafter have the right to receive, upon payment of the purchase price, additional shares of common stock and/or cash and/or other securities, as provided in the Rights Agreement. The rights will expire on October 20, 2004. The Company may redeem the rights at a price of $.01 per right. The Company also has authorized but not issued 1,000,000 shares of $1.00 par value preferred stock.

  On April 29, 1996, the Company's Board of Directors authorized the repurchase of up to two million shares of the Company's stock over a two year period. As of June 29, 1996, 984,900 shares, at a cumulative cost of approximately $17,882,000, had been repurchased. The Company subsequently retired all shares held in treasury as of June 29, 1996. During fiscal 1997, the Company repurchased an additional 1,015,100 shares for approximately $16,679,000, which completed the April 1996 repurchase authorization. On October 25, 1996, the Company's Board of Directors authorized the repurchase of up to two million additional shares of the Company's common stock over a two year period. As of June 28, 1997, 41,000 shares had been purchased under the October 1996 repurchase plan at a cumulative cost of approximately $1,032,000, and no additional purchases were made during 1998.

7. STOCK OPTIONS

  At the Company's October 1997 annual meeting, the stockholders approved the NEBS Key Employee and Eligible Director Stock Option and Stock Appreciation Rights Plan (the "1997 Plan"). The 1997 Plan amended and restated the Company's 1990 plan (described below) and 1994 plan (also described below) and incorporated the two plans into the 1997 Plan. Under the 1997 Plan, the Company was authorized to issue 1,300,000 shares of common stock pursuant to the granting of stock options or stock appreciation rights in addition to the shares remaining available for issuance under the 1990 and 1994 option plans.

  At the Company's 1994 annual meeting, the stockholders approved the NEBS 1994 Key Employee and Eligible Director Stock Option and Stock Appreciation Rights Plan (the "1994 Plan"). Under the 1994 Plan, the Company was authorized to issue up to 1,200,000 shares of common stock pursuant to the granting of stock options or stock appreciation rights.

  At the Company's 1990 annual meeting, the stockholders approved the NEBS 1990 Key Employee Stock Option and Stock Appreciation Rights Plan (the "1990 Plan"). Under the 1990 Plan, the Company was authorized to issue up to 1,000,000 shares of common stock pursuant to the granting of stock options or stock appreciation rights.

  At the Company's 1980 annual meeting, the stockholders approved the NEBS 1980 Stock Option Plan (the "1980 Plan"). Under the 1980 Plan, the Company was authorized to issue up to 900,000 shares of common stock pursuant to stock options or stock appreciation rights. The 1980 Plan expired in 1990, although shares of common stock may be issued pursuant to options still outstanding.

  Under the terms of the Company's stock option plans, options are granted to purchase stock at fair market value on the date of the option grant. Options granted have been exercisable in full in terms of up to nine years from the date of grant and the options expire no later than ten years from the date of grant. As of June 27, 1998, 2,948,982 shares of common stock are reserved for issuance under the Company's stock option plans, of which 1,891,870 are subject to outstanding options and 1,057,112 remain available for future option grants.

  Options for 854,907 shares and 624,538 shares were immediately exercisable under all option arrangements at June 27, 1998 and June 28, 1997, respectively. There were no outstanding stock appreciation rights under any of the plans during 1998, 1997 or 1996.

  A summary of stock option activity under the Company's stock option plans during 1998, 1997, and 1996 follows:

                                                                    WEIGHTED-
                                        NUMBER OF    PER SHARE       AVERAGE
                                         SHARES     OPTION PRICE  EXERCISE PRICE
                                        ---------  -------------- --------------
   June 30, 1995....................... 1,224,512  $14.50 - 25.25     $17.49
     Granted...........................   615,194   18.38 - 20.75      19.40
     Exercised.........................   (70,579)  14.50 - 20.75      15.91
     Expired...........................  (469,418)  14.75 - 25.25      17.52
                                        ---------
   June 29, 1996....................... 1,299,709   14.75 - 25.25      18.47
     Granted...........................   720,432   15.38 - 26.38      21.69
     Exercised.........................  (245,436)  14.75 - 22.25      17.31
     Expired...........................  (112,210)  15.38 - 25.25      21.45
                                        ---------
   June 28, 1997....................... 1,662,495   14.75 - 26.38      19.89
     Granted...........................   470,500   29.13 - 33.13      30.69
     Exercised.........................  (180,890)  14.75 - 25.75      18.59
     Expired...........................   (60,235)  15.38 - 30.00      20.66
                                        ---------
   June 27, 1998....................... 1,891,870   14.75 - 33.13      22.66
                                        =========

  The following table presents information with regard to all stock options outstanding at June 27, 1998:

                              OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                       ---------------------------------- ---------------------
                                    WEIGHTED-
                                     AVERAGE    WEIGHTED-             WEIGHTED-
    RANGE OF                        REMAINING    AVERAGE               AVERAGE
    EXERCISE             NUMBER    CONTRACTUAL  EXERCISE    NUMBER    EXERCISE
     PRICES            OUTSTANDING LIFE (YEARS)   PRICE   EXERCISABLE   PRICE
    --------           ----------- ------------ --------- ----------- ---------
   $14.75 - 15.88.....    352,729      6.5       $15.27     229,147    $15.22
    17.88 - 19.75.....    502,500      6.9        18.34     384,845     18.37
    20.13 - 22.25.....    175,266      5.8        20.62     141,571     20.60
    25.75 - 33.13.....    861,375      9.1        28.63      99,344     26.21
                        ---------      ---       ------     -------    ------
    14.75 - 33.13.....  1,891,870      7.7       $22.66     854,907    $18.81
                        =========      ===       ======     =======    ======

  The Company applies APB Opinion No. 25 to account for its various stock plans. Accordingly, pursuant to the terms of the plans, no compensation cost has been recognized for the stock plans. However, if the Company had determined compensation cost for stock option grants issued during 1998 and 1997 under the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts shown below:

                                                           1998        1997
                                                        ----------- -----------
   Net income:
     As reported....................................... $24,934,000 $18,649,000
     Pro forma.........................................  24,357,000  17,999,000
   Net income per diluted share:
     As reported....................................... $      1.77 $      1.38
     Pro forma.........................................        1.73        1.33

  The pro forma net income reflects the compensation cost only for those options granted since 1996. Compensation cost is reflected over a stock option's vesting period and compensation cost for options granted prior to June 30, 1995 is not considered. Therefore, the full potential impact of compensation cost for the Company's stock plans under SFAS No. 123 is not reflected in the pro forma net income amounts presented above.

  The fair value of each stock option granted in 1998 and 1997 under the Company's stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used to value grants issued for each year:

                                  WEIGHTED-
                                   AVERAGE        AVERAGE               DIVIDEND
                                RISK FREE RATE EXPECTED LIFE VOLATILITY  YIELD
                                -------------- ------------- ---------- --------
   1997........................     6.28%        7.5 years     29.91%     3.7%
   1998........................     5.54%        5.4 years     28.53%     2.6%

  The weighted-average fair values per share of stock options granted during 1998, 1997 and 1996 were $8.51, $6.40 and $4.71 respectively. It should be noted that the Black-Scholes option pricing model used in the calculation was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years. However, management believes that the assumptions used and the model applied to value the awards yields a reasonable estimate of the fair value of the grants made under the circumstances.

  At the 1994 annual meeting, the stockholders approved the New England Business Service, Inc. Stock Compensation Plan (the "Stock Compensation Plan"). Under the Stock Compensation Plan, up to 300,000 shares of common stock may be issued to the Company's directors and employees in lieu of cash compensation otherwise payable. At June 27, 1998, 291,147 shares remain reserved for issuance under the Stock Compensation Plan. The number and value of shares issued under this plan have been nominal.

8. 401(K) AND PROFIT-SHARING PLANS

  The Company sponsors several 401(k) plans covering substantially all of the Company's domestic employees. Contributions to the plans are made by way of participant salary deferrals and Company contributions. Company contributions include combinations of matching, fixed and discretionary contributions subject to a maximum Company obligation ranging from 4% to 9% of an employees eligible pay. The Company's aggregate contributions to the plans, which were charged to general and administrative expense, were $4,795,000 in fiscal 1998, $1,123,000 in fiscal 1997 and $1,103,000 in fiscal 1996. The Company issued 120,648 shares of treasury stock with a fair market value of $3,836,000 in fiscal 1998, 52,511 shares with a fair market value of $1,123,000 in fiscal 1997 and 57,966 shares with a fair market value of $1,103,000 in fiscal 1996 as payment in full, or in part, of the 401(k) plan contribution obligations. At June 27, 1998, 345,816 shares remain reserved for issuance under the Company's 401(k) plans.

  The Company and its subsidiaries maintained a profit-sharing plan for substantially all employees who completed one year of service. Distributions were based on net income and payments were made five times a year. For 1997 and 1996 distributions under the plans (which were charged to general and administrative expense) aggregated $1,138,000 and $3,489,000, respectively. The Company terminated this plan during 1997. In conjunction with the termination of this plan, the Company instituted a transition plan, under which substantially all employees received a predetermined portion of their salary during the third and fourth quarters of fiscal 1997. Payments under the transition plan amounted to $1,908,000 and were also charged to general and administrative expense.

9. PENSION PLANS

  The Company sponsored a defined-benefit, trusteed pension plan (the "DB Plan") which provided retirement benefits for the majority of its domestic employees. During the second quarter of 1997, the Company amended its DB Plan. The amendment specifically froze plan participation at December 31, 1996 and eliminated further benefit accruals after June 28, 1997. The Company recorded a plan curtailment gain of $2,187,000 as a component of other income during 1997 associated with the plan amendment. In 1998 the Company terminated the plan and settled all obligations. The Company recorded a plan settlement gain of $556,000 associated with the DB plan termination. The Company also maintains two similar plans for its Canadian employees. During fiscal 1998, the Company amended its Canadian DB Plan to freeze participation at December 31, 1997 and recorded a plan curtailment gain of $313,000 associated with this action.

  The components of net pension expense/(income) for 1997 and 1996 are as follows:

                                                        1997         1996
                                                     -----------  -----------
   Service cost-benefits earned during the period... $   635,000  $ 1,564,000
   Interest cost on projected benefit obligation....   1,879,000    2,169,000
   Actual return on plan assets.....................  (1,746,000)  (4,557,000)
   Net amortization and deferral....................  (1,903,000)   1,834,000
                                                     -----------  -----------
     Net pension expense/(income)................... $(1,135,000) $ 1,010,000
                                                     ===========  ===========

  The assumptions used for the computation of net pension expense/(income) for 1997 and 1996 were as follows:

                                                                       1997 1996
                                                                       ---- ----
   Discount rate...................................................... 8.0% 7.8%
   Rate of increase in compensation levels............................ 5.0% 5.0%
   Expected long-term rate of return on assets........................ 9.0% 9.0%

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

  The following table sets forth the plan's funded status and obligations as of June 27, 1998 and June 28, 1997:

                                                           1998        1997
                                                        ----------  ----------
   Accumulated postretirement benefit obligation
    ("APBO"):
     Retirees.......................................... $  638,000  $  538,000
     Eligible active plan participants.................        --          --
     Other active plan participants....................    589,000     448,000
                                                        ----------  ----------
       Total...........................................  1,227,000     986,000
   Plan assets at fair value...........................        --          --
     Accumulated postretirement benefit obligation in
      excess of plan assets............................  1,227,000     986,000
     Unrecognized net gain (loss)......................    (73,000)     91,000
                                                        ----------  ----------
       Net postretirement liability (included in
        accrued employee benefit expense).............. $1,154,000  $1,077,000
                                                        ==========  ==========

  The components of net periodic postretirement benefits cost for 1998, 1997 and 1996 are as follows:

                                                     1998      1997     1996
                                                   --------  --------  -------
   Service cost..................................  $ 47,000  $ 43,000  $40,000
   Interest on accumulated postretirement benefit
    obligation...................................    78,000    75,000   64,000
   Amortization of gain..........................    (5,000)   (3,000)  (9,000)
                                                   --------  --------  -------
     Net periodic postretirement cost............  $120,000  $115,000  $95,000
                                                   ========  ========  =======

  For measurement purposes, a 9% annual rate of increase in the cost of providing medical benefits was assumed in 1998 with a reduction of 1% per year to a trend rate of 6% for fiscal 2002.

  The weighted average discount rate used in determining the APBO was 7.0% in 1998 and 7.8% in 1997.

  The health care cost trend has a significant effect on the amounts reported. An increase of 1% in the rate of increase would have had an effect of increasing the APBO by $196,000 and the net periodic postretirement benefits cost by $19,000.

11. EXIT COSTS

  During the first quarter of fiscal year 1996, the Company implemented a plan to restructure operations, including the closure of the company's Flagstaff, Arizona manufacturing facility. The accompanying statements of consolidated income include a pretax charge of approximately $3,044,000 for exit costs associated with this plan. The charge consists of costs related to the closure of the Flagstaff facility of $1,224,000 and termination benefits of $1,820,000. Approximately 110 employees were terminated as a result of the facility closing. As of June 27, 1998, the payment of termination benefits and the closure of the manufacturing operations was complete.

  During the first quarter of fiscal year 1997, the Company reached a decision to eliminate the Company's print desks in Kinko's stores, its administrative offices in Phoenix and its stationery plant in Scottsdale, Arizona. The accompanying statements of consolidated income include a $3,803,000 pretax charge for exit costs associated with this plan recognized during the year ended June 28, 1997. The $3,803,000 pretax charge for exit costs consisted of estimated costs related to facility closures of $485,000, estimated equipment write-offs of $1,105,000 and estimated termination benefits of $2,213,000. Approximately 230 employees were terminated as a result of the restructuring plan. As of June 27, 1998, the payment of termination benefits, write-off of equipment and closure of facilities was complete. There was not a material change from the liability originally reported.

  There were no significant changes in estimates of exit costs during fiscal year 1998.

12. SALE OF PRODUCT LINE

  During the third quarter of fiscal 1996, the Company completed the sale of selected assets of its Software and Services Division for $4,500,000 resulting in a gain of approximately $495,000. The asset sale included the rights to the Company's One-Write Plus accounting package and the Company's software development and technical support organizations.

13. INCOME TAXES

  The components of income before income taxes were as follows:

                                                1998        1997        1996
                                             ----------- ----------- -----------
   United States............................ $39,817,000 $30,149,000 $19,735,000
   Foreign..................................   1,588,000   1,231,000   1,320,000
                                             ----------- ----------- -----------
     Total.................................. $41,405,000 $31,380,000 $21,055,000
                                             =========== =========== ===========

  Provisions for income taxes under SFAS No. 109 in 1998, 1997 and 1996 consist of:

                                                1998        1997        1996
                                             ----------- ----------- ----------
   Currently payable:
     Federal................................ $10,369,000 $ 7,350,000 $5,217,000
     State..................................   3,517,000   2,376,000  2,353,000
     Foreign................................     733,000     436,000  1,019,000
                                             ----------- ----------- ----------
       Total................................  14,619,000  10,162,000  8,589,000
   Deferred.................................   1,852,000   2,569,000   (283,000)
                                             ----------- ----------- ----------
       Total................................ $16,471,000 $12,731,000 $8,306,000
                                             =========== =========== ==========

  The tax effects of significant items comprising the Company's net deferred tax asset (liability) as of June 27, 1998 and June 28, 1997 are as follows:

                                         1998                    1997
                                 ----------------------  ----------------------
                                  CURRENT    NONCURRENT   CURRENT    NONCURRENT
                                 ----------  ----------  ----------  ----------
   Deferred tax assets:
     Pension plans.............  $  119,000              $  345,000
     Accrued vacation..........   1,108,000                 956,000
     Allowance for doubtful
      accounts.................     612,000               1,212,000
     Accrued expenses..........   2,719,000               1,508,000
     Accrued exit costs........         --                   15,000
     Sales returns and
      allowances...............     400,000                 405,000
     Inventory.................     579,000                 910,000
     Employee benefit
      reserves.................     456,000                 434,000
     Amortization of intangible
      assets...................         --   $1,960,000   1,456,000
     Depreciation..............         --      157,000     124,000
     Other.....................         --      535,000     535,000
   Deferred tax liabilities:
     Amortization..............         --     (299,000)        --
     Depreciation..............         --     (768,000)        --
     Deferred mail
      advertising..............  (1,672,000)        --     (983,000)
     Other.....................    (207,000)   (328,000)    (79,000) $(288,000)
                                 ----------  ----------  ----------  ---------
   Net deferred tax asset
    (liability)................  $4,114,000  $1,257,000  $6,838,000  $(288,000)
                                 ==========  ==========  ==========  =========

  A reconciliation of the provisions for income taxes to the U.S. Federal income tax statutory rates follows:

                                                               1998  1997  1996
                                                               ----  ----  ----
     Statutory tax rate....................................... 35.0% 35.0% 35.0%
     State income taxes (less federal tax benefits)...........  6.3   6.2   6.3
     Other--net............................................... (1.5) (0.6) (1.9)
                                                               ----  ----  ----
     Effective tax rate....................................... 39.8% 40.6% 39.4%
                                                               ====  ====  ====

14. FINANCIAL INFORMATION BY GEOGRAPHIC AREA

  The Company markets its products directly to small businesses and professional offices in the United States, Canada, France and the United Kingdom. Income from operations represents net sales less all identifiable operating expenses. Investment income, interest expense and income taxes are excluded from geographic area operating data. Sales or transfers between geographic areas are not material. General corporate expenses are included under the Company's domestic operations.

                                            DOMESTIC INTERNATIONAL CONSOLIDATED
                (IN THOUSANDS)              -------- ------------- ------------
   1998
     Net sales............................. $325,791    $29,976      $355,767
     Income from operations................   44,437        433        44,870
     Identifiable assets...................  277,242     30,335       307,577
   1997
     Net sales.............................  237,130     26,294       263,424
     Income from operations................   28,718        539        29,257
     Identifiable assets...................  115,125     26,071       141,196
   1996
     Net sales.............................  233,462     21,492       254,954
     Income from operations................   18,754        666        19,420
     Identifiable assets...................   82,921     20,621       103,542

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  The following financial information is in thousands of dollars except per share amounts.

                                       FIRST  SECOND   THIRD   FOURTH   TOTAL
                                      QUARTER QUARTER QUARTER QUARTER    YEAR
                                      ------- ------- ------- -------- --------
   1998
     Net sales....................... $75,615 $81,651 $98,002 $100,499 $355,767
     Gross profit....................  46,604  51,194  60,564   62,180  220,542
     Income before income taxes......   9,732  10,541  10,727   10,405   41,405
     Net income......................   5,961   6,483   6,382    6,108   24,934
     Diluted earnings per share......     .43     .46     .45      .43     1.77
                                      ======= ======= ======= ======== ========
     Dividends per share............. $   .20 $   .20 $   .20 $    .20 $    .80
                                      ======= ======= ======= ======== ========
   1997
     Net sales....................... $60,702 $63,203 $64,127 $ 75,392 $263,424
     Gross profit....................  38,741  42,557  41,441   46,637  169,376
     Income before income taxes......   1,147   9,435  10,003   10,795   31,380
     Net income......................     678   5,700   6,004    6,267   18,649
     Diluted earnings per share......     .05     .43     .45      .46     1.38
                                      ======= ======= ======= ======== ========
     Dividends per share............. $   .20 $   .20 $   .20 $    .20 $    .80
                                      ======= ======= ======= ======== ========

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of New England Business Service,
Inc.:

  We have audited the accompanying consolidated balance sheets of New England Business Service, Inc. and subsidiaries as of June 27, 1998 and June 28, 1997 and the related statements of consolidated income, consolidated stockholders' equity, and consolidated cash flows for each of the three years in the period ended June 27, 1998. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of New England Business Service, Inc. and subsidiaries as of June 27, 1998 and June 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
July 24, 1998

                                                                     SCHEDULE II

              NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                (000'S OMITTED)

                                             ADDITIONS
                                         ----------------
                              BALANCE AT CHARGED CHARGED   DEDUCTIONS   BALANCE
                              BEGINNING     TO   TO OTHER     FROM     AT END OF
                                PERIOD   INCOME  ACCOUNTS  RESERVES(2)  PERIOD
                              ---------- ------- --------  ----------- ---------
Reserves deducted from
 assets to which they apply:
 For doubtful accounts
  receivable:
  Year ended June 29, 1996....  3,304    3,033        0       2,994      3,343
  Year ended June 28, 1997....  3,343    2,612        0       2,604      3,351
  Year ended June 27, 1998....  3,351    3,293    1,053(1)    3,440      4,257

Reserves included in
 liabilities:
 For sales returns and
  allowances:
  Year ended June 29, 1996....    990    1,072        0         990      1,072
  Year ended June 28, 1997....  1,072      993        0       1,072        993
  Year ended June 27, 1998....    993      866      300(1)      993      1,166

--------
(1) Acquired in acquisitions.
(2) Accounts written off.

                                 EXHIBIT INDEX

 EXHIBIT NUMBER                           DESCRIPTION
 --------------                           -----------
      3.1.1     Certificate of Incorporation of the Registrant. (Incorporated
                 by reference to Exhibit 7(a) to the Company's Current Report on Form 8-K dated October 31, 1986.)

      3.1.2     Certificate of Merger of New England Business Service, Inc. (a
                 Massachusetts corporation) and the Company, dated October 24, 1986 amending the Certificate of Incorporation of the Company by adding Articles 14 and 15 thereto. (Incorporated by reference to Exhibit 7(a) to the Company's Current Report on Form 8-K dated October 31, 1986.)

      3.1.3     Certificate of Designations, Preferences and Rights of Series A
                 Participating Preferred Stock of the Company, dated
                 October 27, 1989. (Incorporated by reference to Exhibit (3)(c) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.)

      3.2       By-Laws of the Registrant, as amended. (Incorporated by
                 reference to Exhibit (3)(d) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995.)

      4.1       Specimen stock certificate for shares of Common Stock, par value $1.00 per share. (Incorporated by reference to Exhibit
                 (4)(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.)

      4.2       Amended and Restated Rights Agreement, dated as of October 27,
                 1989 as amended as of October 20, 1994 (the "Rights
                 Agreement"), between New England Business Service, Inc. and
                 The First National Bank of Boston (now BankBoston), National
                 Association, as rights agent, including as Exhibit B the forms of Rights Certificate Election to Exercise. (Incorporated by reference to Exhibit 4 of the Company's Current Report on Form 8-K dated October 25, 1994.)

     10.1.1     Amended and Restated Revolving Credit Agreement dated as of
                 December 18, 1997, by and among New England Business Service,
                 Inc., BankBoston, N.A. and Fleet National Bank (together with certain other financial institutions, the Banks), BankBoston, N.A., as agent for the Banks, and Fleet National Bank, as documentation agent for the Banks. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 7, 1998.)

     10.1.2     First Amendment to Amended and Restated Revolving Credit
                 Agreement dated as of May 29, 1998, by and among New England
                 Business Service, Inc., BankBoston, N.A. and Fleet National
                 Bank (together with certain other financial institutions, the "Banks"), BankBoston, N.A., as agent for the Banks, and Fleet
                 National Bank, as documentation agent for the Banks.
                 (Incorporated by reference to Exhibit 10.1 to the Company's
                 Current Report on Form 8-K dated June 18, 1998.)

     10.2       Asset Purchase Agreement by and among New England Business
                 Service, Inc., Chiswick Trading, Inc. and Theodore Pasquarello dated as of March 31, 1997. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated
                 April 15, 1997.)

     10.3.1     Lease between Theodore Pasquarello, as Trustee of the E.B.
                 Realty Trust (Landlord) and New England Business Service, Inc.
                 (Tenant) for the land and improvements located at 33 Union
                 Avenue, Sudbury, MA 01776. (Incorporated by reference to
                 Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1997.)

     10.3.2     Lease between Theodore Pasquarello and Eileen Pasquarello, as
                 Trustees of The Paris Trust (Landlord) and New England
                 Business Service, Inc. (Tenant) for the land and improvements located at 31 Union Avenue, Sudbury, MA 01776. (Incorporated by reference to Exhibit 10(e) to the Company's Quarterly
                 Report on Form 10-Q for the quarterly period ended March 29, 1997.)

 EXHIBIT NUMBER                           DESCRIPTION
 --------------                           -----------
    10.3.3      Lease between Theodore Pasquarello and Eileen Pasquarello, as
                 Trustees of The Paris Trust (Landlord) and New England
                 Business Service, Inc. (Tenant) for the land and improvements located at 25 Union Avenue, Sudbury, MA 01776. (Incorporated by reference to Exhibit (10)(w) to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1997.)

    10.4        Stock Purchase Agreement by and between New England Business
                 Service, Inc. and CSS Industries, Inc. dated as of December 5,
                 1997 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 7, 1998.)

    10.5.1      Stock Purchase Agreement by and between New England Business
                 Service, Inc. and ROMO Corp. dated as of May 1, 1998.
                 (Incorporated by reference to Exhibit 2.1 to the Company's
                 Current Report on Form 8-K dated June 18, 1998.)

    10.5.2      Asset Purchase Agreement by and among New England Business
                 Service, Inc., NEBS Business Forms Ltd., McBee Systems of
                 Canada, Inc. and ROMO Corp. dated as of May 1, 1998.
                 (Incorporated by reference to Exhibit 2.3 to the Company's
                 Current Report on Form 8-K dated June 18, 1998.)

    10.6*       NEBS Key Employee Stock Option and Stock Appreciation Rights
                 Plan, as amended March 31, 1987. (Incorporated by reference to
                 Exhibit (10)(a) to the Company's Annual Report on Form 10-K
                 for the fiscal year ended June 24, 1998.)

    10.7*       NEBS 1997 Key Employee and Eligible Director Stock Option and
                 Stock Appreciation Rights Plan dated July 25, 1997 (including amendment and restatement of the NEBS 1990 Key Employee Stock
                 Option and Stock Appreciation Rights Plan and the NEBS 1994
                 Key Employee and Eligible Director Stock Option and Stock
                 Appreciation Rights Plan). (Incorporated by reference to
                 Exhibit (10)(x) to the Company's Annual Report on Form 10-K
                 for the fiscal year ended June 28, 1997.)

    10.8*       Stock Option Agreement dated February 2, 1996 between the
                 Company and Robert J. Murray; filed herewith.

    10.9*       NEBS Deferred Compensation Plan for Outside Directors.
                 (Incorporated by reference to Exhibit (10)(d) to the Company's
                 Annual Report on Form 10-K for the fiscal year ended June 25,
                 1982.)

    10.10*      New England Business Service, Inc. Stock Compensation Plan
                 dated July 25, 1994. (Incorporated by reference to Exhibit
                 (10)(g) to the Company's Annual Report on Form 10-K for the
                 fiscal year ended June 24, 1994.)

    10.11.1*    New England Business Service, Inc. Deferred Compensation Plan
                 dated June 25, 1994. (Incorporated by reference to Exhibit
                 (10)(g) to the Company's Annual Report on Form 10-K for the
                 fiscal year ended June 30, 1995.)

    10.11.2*    First Restated Trust Agreement for the New England Business
                 Service, Inc. Deferred Compensation Plan (Restated Effective
                 April 1, 1998); filed herewith.

    10.12*      Supplemental Retirement Plan for Executive Employees of New
                 England Business Service, Inc. dated July 1, 1991, as amended
                 June 24, 1994. (Incorporated by reference to Exhibit (10)(h)
                 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.)

    10.13*      Executive Bonus Plan for 1999; filed herewith.

    10.14*      Employment Agreement dated March 31, 1997 between the Company and Theodore Pasquarello. (Incorporated by reference to
                 Exhibit (10)(n) to the Company's Annual Report on Form 10-K
                 for the fiscal year ended June 28, 1997.)

    10.15*      Change in Control agreement dated November 27, 1996 between the
                 Company and Robert J. Murray. (Incorporated by reference to
                 Exhibit (10)(o) to the Company's Annual Report on Form 10-K
                 for the fiscal year ended June 28, 1997.)

 EXHIBIT NUMBER                        DESCRIPTION
 --------------                        -----------
     10.16*     Change in Control agreement dated November 27, 1996
                 between the Company and John F. Fairbanks. (Incorporated
                 by reference to Exhibit (10)(p) to the Company's Annual
                 Report on Form 10-K for the fiscal year ended June 28,
                 1997.)

     10.17*     Change in Control agreement dated November 27, 1996
                 between the Company and George P. Allman. (Incorporated
                 by reference to Exhibit (10)(q) to the Company's Annual
                 Report on Form 10-K for the fiscal year ended June 28,
                 1997.)

     10.18*     Change in Control agreement dated November 27, 1996
                 between the Company and Robert D. Warren. (Incorporated
                 by reference to Exhibit (10)(r) to the Company's Annual
                 Report on Form 10-K for the fiscal year ended June 28,
                 1997.)

     10.19*     Change in Control agreement dated November 27, 1996
                 between the Company and Robert S. Brown. (Incorporated
                 by reference to Exhibit (10)(s) to the Company's Annual
                 Report on Form 10-K for the fiscal year ended June 28,
                 1997.)

     10.20*     Change in Control agreement dated November 27, 1996
                 between the Company and Edward M. Bolesky. (Incorporated
                 by reference to Exhibit (10)(t) to the Company's Annual
                 Report on Form 10-K for the fiscal year ended June 28,
                 1997.)

     10.21*     Change in Control agreement dated November 27, 1996
                 between the Company and Steven G. Schlerf. (Incorporated
                 by reference to Exhibit (10)(u) to the Company's Annual
                 Report on Form 10-K for the fiscal year ended June 28,
                 1997.)

     10.22*     Change in Control agreement dated April 2, 1997 between
                 the Company and Theodore Pasquarello. (Incorporated by
                 reference to Exhibit (10)(v) to the Company's Annual
                 Report on Form 10-K for the fiscal year ended June 28,
                 1997.)

     10.23*     Change in Control agreement dated January 23, 1998
                 between the Company and Richard T. Riley; filed
                 herewith.

     10.24+     Agreement dated as of September 19, 1995 between New
                 England Business Service, Inc. and Appleton Papers, Inc.
                 (Incorporated by reference to the Company's Quarterly
                 Report on Form 10-Q for the quarterly period ended
                 December 27, 1997.)

     11         Statement re Computation of Per Share Earnings.

     21         List of Subsidiaries.

     23         Consent of Deloitte & Touche LLP.

     24         Power of Attorney (included in the signature page of this
                 Annual Report on Form 10-K).

     27         Article 5 Financial Data Schedule.

--------
* Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.
+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.