Form 10-Q
period 1998-09-26
NEW ENGLAND BUSINESS SERVICE INC
filed 1998-11-10
CIK 205700

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the period ended September 26, 1998.

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

The number of common shares of the Registrant outstanding on October 29, 1998 was 14,374,994.

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements
----------------------------

                      NEW ENGLAND BUSINESS SERVICE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              (In Thousands)
                                                 (unaudited)
                                                   Sept. 26,       June 27,
                                                     1998            1998
                                                   --------       --------
ASSETS
Current Assets
  Cash and cash equivalents                        $  2,073       $ 10,823
  Accounts receivable - net                          53,833         50,985
  Inventories                                        21,953         20,970
  Direct mail advertising and prepaid expenses       16,143         12,289
  Deferred income tax benefit                         5,993          5,993
                                                   --------       --------
     Total current assets                            99,995        101,060
Property and equipment - net                         55,266         51,930
Property held for sale                                1,131          1,131
Deferred income tax benefit                           2,652          2,652
Goodwill - net                                       76,047         75,586
Other assets - net                                   72,826         75,218
                                                   --------       --------
TOTAL ASSETS                                       $307,917       $307,577
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS'EQUITY
Current Liabilities
  Accounts payable                                 $ 18,532       $ 16,038
  Accrued expenses                                   35,084         34,639
                                                   --------       --------
     Total current liabilities                       53,616         50,677
Revolving line of credit                            134,500        141,000
Deferred income taxes                                 1,391          1,395

STOCKHOLDERS'EQUITY
  Common stock                                       15,201         15,185
  Additional paid-in capital                         45,415         44,559
  Cumulative foreign currency translation adj.       (2,543)        (2,337)
  Retained earnings                                  74,575         71,962
                                                   --------       --------
     Total                                          132,648        129,369
Less: Treasury stock                                (14,238)       (14,864)
                                                   --------       --------
Stockholders' Equity                                118,410        114,505
                                                   --------       --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $307,917       $307,577
                                                   ========       ========

See Notes to Unaudited Consolidated Financial Statements

                       NEW ENGLAND BUSINESS SERVICE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)
                                               Three Months Ended
                                               Sept. 26,  Sept. 27,
                                                 1998       1997
                                               ---------  ---------
NET SALES                                      $112,686   $ 75,615
OPERATING EXPENSES:
  Cost of sales                                  41,912     29,011
  Selling and advertising                        43,044     24,856
  General and administrative                     16,451     12,160
                                               --------   --------
     Total operating expenses                   101,407     66,027
INCOME FROM OPERATIONS                           11,279      9,588
OTHER INCOME/(EXPENSE):
  Interest income                                    27         65
  Interest expense                               (2,179)      (477)
  Gain on pension settlement                          -        556
                                               --------   --------
INCOME BEFORE TAXES                               9,127      9,732
PROVISION FOR INCOME TAXES                        3,649      3,771
                                               --------   --------
NET INCOME                                        5,478      5,961
                                               --------   --------
OTHER COMPREHENSIVE INCOME, net of tax             (124)        (8)
                                               --------   --------
COMPREHENSIVE INCOME                           $  5,354   $  5,953
                                               ========   ========
PER SHARE AMOUNTS:
Basic Earnings Per Share                            .38        .44
                                               ========   ========
Diluted Earnings Per Share                          .37        .43
                                               ========   ========
Dividends                                           .20        .20
                                               ========   ========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING        14,327     13,646
  Plus incremental shares from assumed
  conversion of stock options                       480        305
                                               --------   --------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING      14,807     13,951
                                               ========   ========

See Notes to Unaudited Consolidated Financial Statements

<PAGE

                       NEW ENGLAND BUSINESS SERVICE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (unaudited)
                                                      Three Months Ended
                                                    Sept. 26,     Sept. 27,
                                                      1998          1997
                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                          $   5,478     $   5,961
Adjustments to reconcile net income to cash:
  Depreciation                                          3,412         2,616
  Amortization                                          3,050           837
  Loss on disposal of asset                                31             -
  Deferred income taxes                                    38          (284)
  Gain on pension settlement                                -           556
  Exit costs                                             (740)            -
  Other non-cash items                                  2,218           326
Changes in assets and liabilities:
  Accounts receivable                                  (3,152)       (3,592)
  Inventories and prepaid expenses                     (5,479)       (4,632)
  Accounts payable                                      2,461          (123)
  Accrued expenses                                       (296)        3,623
                                                    ---------     ---------
    Net cash provided by operating activities           7,021         5,288
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                    (6,383)       (2,658)
Acquisition of business lines - net of cash acquired     (164)            -
Other assets                                              (32)          418
                                                    ---------     ---------
    Net cash used in investing activities              (6,579)       (2,240)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt                                       (17,000)       (5,000)
Proceeds from credit line                              10,500         2,000
Proceeds from issuing common stock                        257           844
Purchase of treasury stock                                (58)            -
Dividends paid                                         (2,864)       (2,728)
                                                    ---------     ---------
    Net cash used in financing activities              (9,165)       (4,884)
EFFECT OF EXCHANGE RATE ON CASH                           (27)          (35)
NET DECREASE IN CASH AND CASH EQUIVALENTS              (8,750)       (1,871)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         10,823         7,365
                                                    ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   2,073     $   5,494
                                                    =========     =========

See Notes to Unaudited Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation/Accounting Policies
--------------------------------------------
  The consolidated financial statements contained in this report are unaudited (except for June 27, 1998 amounts) but reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods reflected. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, and the Independent Auditors' Report in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1998. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1998. The Company has consistently followed those policies in preparing this report. The results of operations for the interim period reported herein are not necessarily indicative of results to be expected for the full year.

2.  Acquisitions
----------------
  On December 23, 1997, the Company acquired all of the outstanding common stock of Rapidforms, Inc. ("Rapidforms") for consideration of approximately $82,136,000 in cash (net of cash acquired). As part of the purchase accounting for the Rapidforms acquisition and included in the allocation of the acquisition cost, a liability of $4,000,000 was recorded to cover the anticipated costs related to a plan to close redundant Rapidforms' manufacturing and warehouse facilities and to reduce manufacturing personnel. Approximately $3,700,000 of the liability is allocated for employee termination benefits and approximately $300,000 for termination of certain contractual obligations. The liability associated with the Rapidforms integration plan remaining as of September 26, 1998 was $2,836,000.

  On June 3, 1998, the Company acquired all of the outstanding common stock of McBee Systems, Inc. and all of the assets of McBee Systems of Canada, Inc. (collectively "McBee") for consideration of approximately $48,529,000 in cash (net of cash acquired), and 382,352 shares of Company common stock valued at approximately $12,600,000, for an aggregate purchase price of $61,129,000. Purchase price allocations and useful lives are still subject to final valuations. The Company does not believe these initial allocations will change materially.

  As part of the purchase accounting for the McBee acquisition and included in the allocation of the acquisition costs, a liability of $2,642,000 was recorded to cover anticipated costs (primarily employee termination benefits) related to a plan to close redundant McBee manufacturing and warehouse facilities and to reduce manufacturing personnel. As of September 26, 1998, the remaining McBee integration liability was $2,594,000.

3. Inventories
--------------
  Inventories are carried at the lower of first-in, first-out cost or market. Inventories at September 26, 1998 and September 27, 1997 consisted of:

                                                 (unaudited)
                                                 Sept. 26,       June 28,
                                                   1998           1998
                                               -----------    -----------
  Raw paper                                    $ 1,969,000    $ 1,622,000
  Business forms, related office products
    and shipping, warehouse and packaging
    supplies                                    19,984,000     19,348,000
                                                ----------    -----------
  Total                                        $21,953,000    $20,970,000
                                               ===========    ===========

4.Financial Instruments
-------------------------------
In order to effectively fix the interest rate on a portion of the debt outstanding under the revolving line of credit, the Company has entered into interest rate swap agreements with several of the banks party to the credit agreement. These swap agreements contain notional principal amounts and other terms determined with respect to the Company's forecasts of future cash flows and borrowing requirements. At September 26, 1998, the notional principal amount outstanding of the interest rate swap agreements totaled $115 million with a fair value of $(1,651,000).

  In order to minimize the Company's exposure to foreign currency fluctuations with respect to intercompany loans to foreign subsidiaries and affiliates, the Company has entered into short-term forward exchange rate contracts with a major commercial bank in currency amounts directly corresponding to the short-term intercompany loan amounts. At September 26, 1998, the Company had outstanding forward exchange rate contracts for $1.9 million worth of Pounds Sterling and $91,000 worth of French Francs. The fair value of these contracts is nominal, and approximated the carrying value.

  As of September 26, 1998 and June 27, 1998, the carrying value of all other financial instruments approximates fair value.

5.New Accounting Pronouncements
-------------------------------
  In March 1998, the AICPA issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company has adopted this Statement in the current fiscal year. In the current period approximately $350,000 in costs which previously would have been expensed have been capitalized under the caption "Property and equipment, net." The Company also implemented the disclosure standard SFAS No. 130 "Reporting Comprehensive Income" in the first quarter of fiscal 1999. The AICPA has also issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." The policies promulgated by this statement had previously been followed by the Company and thus its implementation will not impact the financial statements.

  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The former two statements are considered to be "disclosure only" standards and are not anticipated to have a material impact on the consolidated financial statements (these will be implemented in fiscal 1999). The latter standard does have a direct impact on the consolidated financial statements and will be adopted by the Company in fiscal year 1999. Yet, in the Company's situation, such impact is not considered likely to be material in nature.

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
        and Results of Operations
---------------------------------

Overview
--------

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

  Any sentence followed by an asterisk (*) in this section constitutes a forward-looking statement which reflects the Company's current expectations. There can be no assurance the Company's actual performance will not differ materially from those projected in such forward-looking statements due to the important factors described in the section to this Management's Discussion and Analysis of Financial Condition and Results of Operations titled "Forward-Looking Information and Risk Factors to Future Performance."

Results of Operations
---------------------

  Net sales increased $37.1 million or 49% to $112.7 million in the first quarter of fiscal 1999 from $75.6 million in last year's first quarter. The sales increase was composed of approximately a $35.0 million or 46.2% increase associated with the acquisition of Rapidforms, Inc. ("Rapidforms"), McBee Systems, Inc. and all of the assets of McBee Systems of Canada, Inc. (collectively "McBee") during fiscal year 1998, and a $2.1 million or 2.8% increase in sales of the Company's other business units. McBee and Rapidforms were acquired subsequent to the end of last year's first quarter.

  For the first quarter of fiscal 1999, cost of sales decreased to 37.2% of sales from 38.4% in last year's comparable period. This decrease was due primarily to a non-recurring increase in freight costs in the previous year's quarter as a result of the UPS strike, an increase in revenue generated by higher margin products associated with the recent acquisition of McBee and increased efficiencies in the Company's U.S and Canadian operating units primarily selling business forms and related printed products. Cost of sales as a percent of sales is anticipated to decline slightly during the year due to anticipated efficiency improvements resulting from manufacturing integration activities with recently acquired companies.*


<PAGE


  Selling and advertising expense increased to 38.2% of sales in the first quarter of fiscal 1999 from 32.9% of sales in last year's comparable quarter. The increase was due primarily to the fact that the direct sales force employed by McBee generates a higher selling and advertising expense as a percentage of sales than in the Company's other businesses. In addition, amortization expense related to the intangible assets of acquisitions climbed from 1.1% of sales in the first quarter of fiscal year 1998 to 2.6% of sales in the first quarter of fiscal 1999. Selling and advertising expense as a percentage of sales is expected to remain consistent with the first quarter for the remainder of the fiscal year.*

  General and administrative expense decreased to 14.6% of sales in the first quarter of fiscal 1999 from 16.1% in last year's comparable quarter. The decline was principally the result of a lower ratio of general and administrative expense to sales associated with the Company's recently acquired businesses. Even with the decline above, during the first quarter, the Company continued to increase spending levels associated with its program to re-engineer financial and operational information systems. General and administrative expenses as a percent of sales is expected to remain consistent with the first quarter throughout the remainder of the fiscal year.*

  Interest expense increased to 1.9% of sales in the first quarter of fiscal 1999 from .6% of sales in the prior year's comparable quarter. This increase in expense was attributable to debt incurred to finance the acquisitions of Rapidforms and McBee during fiscal year 1998.

  The provision for income taxes as a percentage of pre-tax income increased to 40% in the first quarter of 1999 from 38.7% in the comparable quarter in fiscal year 1998 due to changes in effective state tax rates as a result of a change in the mix of businesses in various states.

In March 1998, the AICPA issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company has adopted this Statement in the current fiscal year. In the current period approximately $350,000 in costs which previously would have been expensed have been capitalized under the caption "Property and equipment, net." The Company also implemented the disclosure standard SFAS No. 130 "Reporting Comprehensive Income" in the first quarter of fiscal 1999. The AICPA has also issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." The policies promulgated by this statement had previously been followed by the Company and thus its implementation will not impact the financial statements.

  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The former two statements are considered to be "disclosure only" standards and are not anticipated to have a material impact on the consolidated financial statements (these will be implemented in fiscal 1999). The latter standard does have a direct impact on the consolidated financial statements and will be adopted by the Company in fiscal year 1999. Yet, in the Company's situation, such impact is not considered likely to be material in nature.

<PAGE

YEAR 2000
---------

  During fiscal year 1996, the Company established a five year plan to upgrade the majority of its critical operational information systems. This information systems reengineering plan was developed to enhance system performance and to address Year 2000 issues. The Company has experienced delays in certain facets of the reengineering effort, and as a result has modified its Year 2000 plan to focus on system remediation rather than system replacement. The majority of the Company's operational information systems have been inventoried and assessed for Year 2000 compliance, and approximately 40% of the Company's mission critical systems have been remediated as of September 26, 1998. The Company believes, based on available information, that it will be able to complete the remediation of all critical operating systems by June 1999, which is expected to leave an appropriate amount of time prior to the advent of the Year 2000 to perform detailed system testing and compliance verification.*

  In addition, the Company is communicating with key suppliers, vendors and business partners in order to assess their ability to maintain normal operations in the Year 2000. Such key suppliers include, but are not limited to, MCI WorldCom, R.R. Donnelley and Sons, Appleton Papers, and United Parcel Service of America, Inc. To the extent that the Company is not satisfied with the status of a vendor's Year 2000 compliance or remediation plans, the Company expects to develop and implement appropriate contingency plans.* Such contingency plans will include the development of alternative sources for the product or service provided by the non-compliant vendor. In addition, the Company will monitor the Year 2000 activities of U.S., Canadian and U.K. postal services and pertinent local and regional utilities. However, due to the lack of alternative sources for such services the Company can make no assurances that Year 2000 related disruptions in postal, electrical or similar services would not have a material adverse effect on the Company's financial performance or long-term prospects.

  The Company has also inventoried and assessed the majority of the systems associated with the functioning of its plant, property and equipment. The date-related issues associated with the proper functioning of such assets are insignificant and are not expected to represent a material risk to the Company.* Further, the Company has approximately 1.9 million active customers, and the failure of any one customer due to a Year 2000 issue would not have a material adverse impact on the Company's financial performance or long-term prospects.*

  The Company's cash outlays for capital improvements and period expenses associated with the information systems reengineering project and for Year 2000 compliance were projected to cumulatively total $21 million during fiscal years 1997 through 2000, of which over one-half has been spent as of September 26, 1998. Due to the modification of the Company's plans to focus on remediation rather than replacement, an additional $6 million has been allocated in the Company plans for remediation in fiscal year 1999 and a similar amount is likely to be allocated in fiscal year 2000. While the Year 2000 issue involves additional costs to the Company, the Company believes, based on available information, that it will be able to manage the Year 2000 transition of its internal systems without having any material adverse effect on its business operations or financial prospects.*

<PAGE

  For a further discussion of the risks and uncertainties associated with the Year 2000 issue and the Company's reliance on individual third-party vendors to provide raw materials and services critical to the Company's operation, see "Forward Looking Information and Risk Factors to Future Performance" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

  Cash provided by operating activities for the three months ended September 26, 1998 was $ 7.0 million and represented an increase of $1.7 million from the $5.3 million provided in the comparable period last year. The increase in operating cash flow was primarily the result of an increase in non-cash amortization charges between the comparable periods, offset by increased investment in working capital balances.

  Working capital at September 26, 1998 amounted to $46.4 million, including $2.1 million of cash and short term investments. At June 27, 1998, working capital amounted to $50.4 million, including cash and short term investments of $10.8 million. The $4.0 million decrease in working capital during the quarter reflected use of the cash balances available at the end of the year to pay off long-term debt shortly after June 27, 1998. The $2.1 million of cash at September 26, 1998 is more reflective of the balance the Company intends to maintain to support operations on an ongoing basis.*

  Capital expenditures for the three months ended September 26, 1998 were $6.4 million versus the $2.7 million expended during last year's comparable period. Capital expenditures in the first quarters of fiscal 1999 and fiscal 1998 included significant expenditures for information systems infrastructure, including an upgrade to the Company's mainframe computer in 1998. In addition to increased expenditures related to a plan to upgrade the Company's information systems, the Company constructed a $1.7 million addition to their facilities in Midland, Ontario in the first quarter of fiscal 1999.
Significant upgrades to workspaces and furniture in the Groton, Massachusetts facility also took place during the first quarter in order to accommodate more employees at that location. The Company anticipates that total capital outlays will approximate $17.0 million in fiscal year 1999, an increase of $3.7 million or 28% over the $13.3 million expended during fiscal year 1998.*

  In addition to its present cash and short-term investment balances, the Company has consistently generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. In anticipation of the acquisitions in 1998, the Company amended on several occasions the terms of its committed, unsecured, revolving line of credit agreement, amending the credit agreement in May, 1998 to increase the total committed line to $165 million. At September 26, 1998, the Company had $134.5 million of outstanding debt under this credit facility. The credit agreement contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios.

<PAGE


  In order to effectively fix the interest rate on a portion of the debt outstanding under the revolving line of credit, the Company has entered into interest rate swap agreements with several of the banks party to the credit agreement. These swap agreements contain notional principal amounts and other terms determined with respect to the Company's forecasts of future cash flows and borrowing requirements. At September 26, 1998, the notional principal amount outstanding of the interest rate swap agreements totaled $115 million.

  In order to minimize the Company's exposure to foreign currency fluctuations with respect to intercompany loans to foreign subsidiaries and affiliates, the Company has entered into short-term forward exchange rate contracts with a major commercial bank in currency amounts directly corresponding to the short-term intercompany loan amounts. At September 26, 1998, the Company had outstanding forward exchange rate contracts for $1.9 million worth of Pounds Sterling and $91,000 worth of French Francs.

  The Company anticipates that its current cash on hand, cash flow from operations and additional availability under the line of credit will be sufficient to meet the Company's liquidity requirements for its operations and capital expenditures during fiscal year 1999.* However, the Company may pursue additional acquisitions from time to time which would likely be funded through the use of available cash, the issuance of stock, the obtaining of additional credit, or any combination thereof.*

Forward-Looking Information and Risk Factors to Future Performance
------------------------------------------------------------------
  From time to time, the Company or its representatives have made or may make forward-looking statements that reflect the Company's current expectations, orally or in writing, in this Management's Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Quarterly Report on Form 10-Q, in other reports filed under the Securities Act of 1934, as amended, in press releases or in statements made with the approval of an authorized executive officer. The words or phrases "is expected," "will continue," "anticipates," "estimates," or similar expressions in any of these communications are intended to identify "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as enacted by the Private Securities Litigation Reform Act of 1995.

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

 Paper Costs and Postal Rates; Risks to Margins.

  The cost of paper used to produce the Company's products, catalogs and advertising materials constitutes, directly or indirectly, approximately 30% of consolidated revenues. In addition, the Company is reliant on the U.S. Postal Service for delivery of most of the Company's promotional materials. Coated paper costs for promotional materials and postal rates for third class mail have increased significantly over the past decade. In addition, certain segments of the paper market have demonstrated considerable price volatility over the past five years. The Company has been able to counteract the impact of postal and paper cost increases with cost reduction programs and selected product price increases. Due to increased competition in the small business forms, checks, stationery and supplies marketplace, no assurance can be given that the Company will be able to increase product pricing to compensate for future paper or postal cost increases. The inability to raise prices in response to paper or postal cost increases could reduce the Company's operating profitability and net income.


<PAGE

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


<PAGE

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

 Raw Materials and Services; Reliance on Certain Vendors

  The Company has become increasingly reliant on certain individual third-party vendors to provide raw materials and services critical to the Company's operations in order to gain the advantage of volume-related favorable pricing and, in some instances, favorable contract terms. Such critical vendors and the nature of the products or services provided include, but are not limited to, governmental postal services for the delivery of marketing materials and in some countries, customer packages, MCI WorldCom for the provision of toll-free telephone services, R.R. Donnelley and Sons, Inc. for printing and processing of marketing materials, Appleton Papers, Inc. for carbonless paper, and United Parcel Service of America, Inc. for product delivery services. In the past, the Company has been adversely affected by disruption in the services provided or lack of availability of the products produced by its critical vendors resulting from a variety of factors including labor actions, inclement weather, disasters, systems failures and market conditions. The Company can make no assurance that its critical vendors will remain capable of providing the level of service or quantity of product required to support the Company's business, nor that the Company could immediately identify alternative sources for provision of the product or service on a similar cost basis. Any such service disruption or product shortage could have a material adverse impact on the Company's operating performance and net income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------
    The Company is exposed to a number of market risks, primarily the effects of changes in foreign currency exchange rates and interest rates. Investments in and loans and advances to foreign subsidiaries and branches, and their resultant operations, denominated in foreign currencies, create exposures to changes in exchange rates. The Company's utilization of its revolving line of credit creates an exposure to changes in interest rates. The effect of changes in exchange rates and interest rates on the Company's earnings generally has been small relative to other factors that also affect earnings, such as business unit sales and operating margins. For more information on these market risks and financial exposures, see Note 1 and Note 5 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended June 27, 1998. The Company does not hold or issue financial instruments for trading, profit or speculative purposes.

  In order to minimize the Company's exposure to foreign currency fluctuations with respect to the short-term intercompany loans created to fund the operating cash requirements of the Company's European operations (see Note 2 in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended June 27, 1998), the Company has entered into forward exchange rate contracts for the amount of the loans and associated interest. The currencies hedged are the British pound and the French franc. While there is no specified repayment date for the loans, the forward exchange rate contracts are of limited duration and are replaced periodically as they mature.

  In order to effectively convert the interest rate of a portion of the Company's debt from a Eurodollar based floating rate to a fixed rate, the company has entered into interest rate swap agreements with major commercial banks. Although the Company is exposed to credit and market risk in the event of future nonperformance by any of the banks, management has no reason to believe that such an event will occur.

  Upon reviewing its derivatives and other foreign currency and interest rate instruments, based on historical foreign currency rate movements and the fair value of market-rate sensitive instruments at year-end, the Company does not believe that near term changes in foreign currency or interest rates will have a material impact on its future earnings, fair values or cash flows.

<PAGE


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

Item 5.  OTHER INFORMATION
--------------------------
    Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
    a. Exhibits

       Exhibit No.  Description
       ----------   -----------

         3.2        By-Laws of the Registrant, as amended.

         10.1 NEBS 1997 Key Employee and Eligible Director Stock Option and Stock Appreciation Rights Plan dated July 25, 1997, amended through October 23, 1998 (including amendment and restatement of the NEBS 1990 Key Employee Stock Option and Stock Appreciation Rights Plan and the NEBS 1994 Key Employee and Eligible Director Stock Option and Stock Appreciation Rights Plan).

         10.2 New England Business Service, Inc. Stock Compensation Plan dated July 25, 1994, amended through October 23, 1998.

         10.3 Supplemental Retirement Plan for Executive Employees of New England Business Service, Inc. effective January 4, 1999

         11         Statement re: computation of per share earnings.

         27         Financial Data Schedule

    b. Reports on Form 8-K.
         Not applicable

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            NEW ENGLAND BUSINESS SERVICE, INC.
                                            ----------------------------------
                                                      (Registrant)

November 10, 1998                           /s/Daniel M. Junius
-----------------                           --------------------
Date                                        Daniel M. Junius
                                            Senior Vice President-Chief
                                            Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)