Form 10-Q
period 1998-12-26
NEW ENGLAND BUSINESS SERVICE INC
filed 1999-02-08
CIK 205700

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the period ended December 26, 1998.

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

The number of common shares of the Registrant outstanding on January 29, 1999 was 14,488,579.

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements
----------------------------

                       NEW ENGLAND BUSINESS SERVICE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              (In Thousands)

                                                 (unaudited)
                                                   Dec. 26,       June 27,
                                                     1998            1998
                                                   --------       --------
ASSETS
Current Assets
  Cash and cash equivalents                        $  4,709       $ 10,823
  Accounts receivable - net                          57,604         50,985
  Inventories                                        23,323         20,970
  Direct mail advertising and prepaid expenses       10,114         12,289
  Deferred income tax benefit                         5,993          5,993
                                                   --------       --------
     Total current assets                           101,743        101,060
Property and equipment - net                         54,175         51,930
Property held for sale                                1,899          1,131
Deferred income tax benefit                           2,652          2,652
Goodwill - net                                       76,265         75,586
Other assets - net                                   70,290         75,218
                                                   --------       --------
TOTAL ASSETS                                       $307,024       $307,577
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS'EQUITY
Current Liabilities
  Accounts payable                                 $ 15,626       $ 16,038
  Accrued expenses                                   32,032         34,639
                                                   --------       --------
     Total current liabilities                       47,658         50,677
Revolving line of credit                            132,500        141,000
Deferred income taxes                                 1,408          1,395

STOCKHOLDERS'EQUITY
  Common stock                                       15,268         15,185
  Additional paid-in capital                         47,356         44,559
  Accumulated other comprehensive income             (3,106)        (2,337)
  Retained earnings                                  79,610         71,962
                                                   --------       --------
     Total                                          139,128        129,369
Less: Treasury stock                                (13,670)       (14,864)
                                                   --------       --------
Stockholders' Equity                                125,458        114,505
                                                   --------       --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $307,024       $307,577
                                                   ========       ========

See Notes to Unaudited Consolidated Financial Statements

                             NEW ENGLAND BUSINESS SERVICE, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                       (unaudited)
                                                Three Months Ended           Six Months Ended
                                                Dec. 26,   Dec. 27,         Dec. 26,   Dec. 27,
                                                 1998       1997             1998       1997
                                               ---------  ---------        ---------  ---------
NET SALES                                      $127,297   $ 81,651         $239,983   $157,266
OPERATING EXPENSES:
  Cost of sales                                  46,587     30,457           88,499     59,468
  Selling and advertising                        48,567     27,740           91,162     52,596
  General and administrative                     17,389     12,478           34,289     24,638
                                               --------   --------         --------   --------
     Total operating expenses                   112,543     70,675          213,950    136,702
INCOME FROM OPERATIONS                           14,754     10,976           26,033     20,564
OTHER INCOME/(EXPENSE):
  Interest income                                    25         42               52        107
  Interest expense                               (2,301)      (477)          (4,480)      (954)
  Gain on pension settlement                        259          -              259        556
                                               --------   --------         --------   --------
INCOME BEFORE TAXES                              12,737     10,541           21,864     20,273
PROVISION FOR INCOME TAXES                        4,825      4,058            8,474      7,829
                                               --------   --------         --------   --------
NET INCOME                                        7,912      6,483           13,390     12,444
                                               --------   --------         --------   --------
OTHER COMPREHENSIVE INCOME, net of tax             (563)      (195)            (769)      (208)
                                               --------   --------         --------   --------
COMPREHENSIVE INCOME                           $  7,349   $  6,288         $ 12,621   $ 12,236
                                               ========   ========         ========   ========
PER SHARE AMOUNTS:
Basic Earnings Per Share                       $    .55   $    .47         $    .93   $    .91
                                               ========   ========         ========   ========
Diluted Earnings Per Share                     $    .53   $    .46         $    .91   $    .89
                                               ========   ========         ========   ========
Dividends                                      $    .20   $    .20         $    .40   $    .40
                                               ========   ========         ========   ========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING        14,401     13,707           14,365     13,677
  Plus incremental shares from assumed
  conversion of stock options                       439        364              390        314
                                               --------   --------         --------   --------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING      14,840     14,071           14,755     13,991
                                               ========   ========         ========   ========

See Notes to Unaudited Consolidated Financial Statements

                     NEW ENGLAND BUSINESS SERVICE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (unaudited)
                                                        Six Months Ended
                                                     Dec. 26      Dec. 27
                                                      1998         1997
                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                          $  13,390     $  12,444
Adjustments to reconcile net income to cash:
  Depreciation                                          6,807         5,279
  Amortization                                          6,079         1,567
  Deferred income taxes                                    82           (28)
  Gain on pension curtailment                             259           556
  Other non-cash items                                  2,687           668
Changes in assets and liabilities:
  Accounts receivable                                  (8,784)       (4,185)
  Inventories and prepaid expenses                         66        (1,343)
  Accounts payable                                       (342)       (2,964)
  Accrued expenses                                     (3,541)        2,087
                                                    ---------     ---------
    Net cash provided by operating activities          16,703        14,081
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                    (9,637)       (7,332)
Purchase of investments                                     -        (1,039)
Proceeds from sale of investments                           -           468
Acquisition of business                                  (174)      (82,782)
Other assets                                              (32)         (330)
                                                    ---------     ---------
    Net cash used in investing activities              (9,843)      (91,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt                                       (40,000)       (7,000)
Proceeds from credit line                              31,500        84,500
Proceeds from issuing common stock upon stock
  option exercise                                       1,466         1,569
Purchase of treasury stock                               (147)            -
Dividends paid                                         (5,742)       (5,466)
                                                    ---------     ---------
    Net cash provided by (used in) financing          (12,923)       73,603
      activities
EFFECT OF EXCHANGE RATE ON CASH                           (51)          (77)
                                                    ---------     ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (6,114)       (3,408)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         10,823         7,365
                                                    ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   4,709     $   3,957
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

2.  Acquisitions
----------------
  On December 23, 1997, the Company acquired all of the outstanding common stock of Rapidforms, Inc. ("Rapidforms") for consideration of approximately $82,136,000 in cash (net of cash acquired). As part of the purchase accounting for the Rapidforms acquisition and included in the allocation of the acquisition cost, a liability of $4,000,000 was recorded to cover the anticipated costs related to a plan to close redundant Rapidforms' manufacturing and warehouse facilities and to reduce manufacturing personnel. Approximately $3,700,000 of the liability is allocated for employee termination benefits and approximately $300,000 for termination of certain contractual obligations. The liability associated with the Rapidforms integration plan remaining as of December 26, 1998 was $2,321,000.

  On June 3, 1998, the Company acquired all of the outstanding common stock of McBee Systems, Inc. and all of the assets of McBee Systems of Canada, Inc. (collectively "McBee") for consideration of approximately $48,518,000 in cash (net of cash acquired), and 382,352 shares of Company common stock valued at approximately $12,600,000, for an aggregate purchase price of $61,118,000. Purchase price allocations and useful lives are still subject to final valuations. The Company does not believe these initial allocations will change materially.

  As part of the purchase accounting for the McBee acquisition and included in the allocation of the acquisition costs, a liability of $2,642,000 was recorded to cover anticipated costs (primarily employee termination benefits) related to a plan to close redundant McBee manufacturing and warehouse facilities and to reduce manufacturing personnel. The liability associated with the McBee integration plan remaining as of December 26, 1998 was $1,983,000.

  Should the integration liabilities for McBee and Rapidforms be settled at amounts less than their original estimates, the excess will reduce the amount of recorded goodwill.

3. Inventories
--------------
  Inventories are carried at the lower of first-in, first-out cost or market. Inventories at December 26, 1998 and June 27, 1998 consisted of:

                                                 (unaudited)
                                                  Dec. 26,       June 27,
                                                   1998           1998
                                               -----------    -----------
  Raw paper                                    $ 1,935,000    $ 1,622,000
  Business forms, related office products
    and shipping, warehouse and packaging
    supplies                                    21,388,000     19,348,000
                                                ----------    -----------
  Total                                        $23,323,000    $20,970,000
                                               ===========    ===========

4. New Accounting Pronouncements
-------------------------------
  In March 1998, the AICPA issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company has adopted this Statement in the current fiscal year. In the current year-to-date period approximately $751,000 in costs which previously would have been expensed have been capitalized under the caption "Property and equipment, net." The Company also implemented the disclosure standard SFAS No. 130 "Reporting Comprehensive Income" in the first quarter of fiscal year 1999. The AICPA has also issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." The policies promulgated by this statement had previously been followed by the Company and thus its implementation will not impact the financial statements.

  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The former two statements are considered to be "disclosure only" standards and are not anticipated to have a material impact on the consolidated financial statements (these will be implemented in fiscal year 1999). The latter standard does have a direct impact on the consolidated financial statements and will be adopted by the Company in fiscal year 1999. Yet, in the Company's situation, such impact is not considered likely to be material in nature.

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
        and Results of Operations
---------------------------------

Overview
--------

  New England Business Service, Inc. (the "Company"), a Delaware corporation founded in 1952, incorporated in Massachusetts in 1955 and reincorporated in Delaware in 1986, designs, produces and distributes business forms, checks, envelopes, labels, greeting cards, signs, stationery and related printed products and distributes packaging, shipping and warehouse supplies, software, work clothing and other business products through mail order, direct sales, telesales, dealers and the internet to small businesses throughout the United States, Canada, the United Kingdom and France.

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

Results of Operations
---------------------

  Net sales increased $45.6 million or 55.9% to $127.3 million in the second quarter of fiscal year 1999 from $81.7 million in last year's second quarter. The sales increase was composed of approximately a $41.3 million, or 50.6%, increase associated with the acquisition of Rapidforms, Inc. ("Rapidforms"), McBee Systems, Inc. and all of the assets of McBee Systems of Canada, Inc. (collectively "McBee") during fiscal year 1998, and a $4.3 million, or 5.3%, increase in sales of the Company's other business units. Sales in fiscal year 1999 were aided by favorable customer response to the recently launched Company Colors(tm) line of work wear. The second quarter of the fiscal year also is the primary time period for seasonal sales of holiday cards for both Rapidforms and the Company's other business units. McBee and Rapidforms were acquired subsequent to the end of last year's first quarter.

  Net sales increased $82.7 million or 52.6% to $240.0 million for the first six months of fiscal year 1999 from $157.3 million in last year's first six months. The sales increase was composed of approximately a $76.3 million, or 48.5%, increase associated with the acquisition of Rapidforms and McBee during fiscal year 1998, and a $6.4 million, or 4.1%, increase in sales of the Company's other business units.


<PAGE

  For the second quarter of fiscal year 1999, cost of sales decreased to 36.6% of sales from 37.3% in last year's comparable period. This decrease was due to an increase in revenue generated by higher margin products associated with the recent acquisition of McBee, the addition of Rapidforms' holiday card business to the results this year and increased efficiencies in the Company's U.S and Canadian operating units primarily selling business forms and related printed products. These factors counteracted the impact of $422,000 in costs incurred in fiscal year 1999 in conjunction with activities related to integration of manufacturing facilities between Rapidforms, McBee and the Company's other plants. Cost of sales as a percent of sales is anticipated to remain consistent with the second quarter's results for the remainder of the fiscal year, due to anticipated efficiency improvements resulting from manufacturing integration activities with recently acquired companies.*

  For the first six months of fiscal year 1999, cost of sales decreased to 36.9% of sales from 37.8% in last year's comparable period. This decrease was due to similar reasons as in the second quarter results enumerated above, as well as a non-recurring increase in freight costs in the previous year's first quarter as a result of the UPS strike. Costs of $882,000 were also incurred during the six months of fiscal year 1999 related to plant integration activities between Rapidforms, McBee and the Company's other plants.

  Selling and advertising expense increased to 38.2% of sales in the second quarter of fiscal year 1999 from 34.0% of sales in last year's comparable quarter. The increase was due primarily to the direct sales force employed by McBee which generates a higher selling and advertising expense as a percentage of sales than in the Company's other businesses. The Company also incurred $125,000 in costs during the quarter in connection with efforts to harmonize product offerings between Rapidforms, McBee and the Company. In addition, amortization expense related to the intangible assets of acquisitions climbed from 0.9% of sales in the second quarter of fiscal year 1998 to 2.4% of sales in the second quarter of fiscal year 1999. Selling and advertising expense as a percentage of sales is expected to remain consistent with the second quarter for the remainder of the fiscal year.*

  Selling and advertising expense increased to 38.0% of sales in the first six months of fiscal year 1999 from 33.4% of sales in last year's comparable period. The increase was due to similar reasons as outlined above regarding the second quarter results: the addition of McBee, $325,000 of costs related to product harmonization and the increase in amortization expenses from year to year.

  General and administrative expense decreased to 13.7% of sales in the second quarter of fiscal year 1999 from 15.3% in last year's comparable quarter. The decline was principally the result of a lower ratio of general and administrative expense to sales associated with the Company's recently acquired businesses. This mix change offset $183,000 of general and administrative spending related primarily to systems integration efforts between Rapidforms, McBee and the Company. Even with the decline above, during the second quarter, the Company continued to increase spending levels associated with its program to re-engineer financial and operational information systems. General and administrative expense as a percent of sales is expected to remain consistent with the second quarter throughout the remainder of the fiscal year.*

<PAGE

General and administrative expense decreased to 14.3% of sales in the first six months of fiscal year 1999 from 15.7% in last year's comparable quarter. The decline was principally the result of a lower ratio of general and administrative expense to sales associated with the Company's recently acquired businesses, offset in part by spending for systems integration between Rapidforms, McBee and the Company of $367,000.

  Interest expense increased to 1.8% of sales in the second quarter of fiscal year 1999 and 1.9% for the first six months of the year from 0.6% of sales in the prior year's comparable periods. This increase in expense was attributable to debt incurred to finance the acquisitions of Rapidforms and McBee during fiscal year 1998.

  The provision for income taxes as a percentage of pre-tax income decreased to 37.9% in the second quarter of 1999 from 38.5% in the comparable quarter in fiscal year 1998 due to changes in effective state tax rates as a result of a change in the mix of businesses in various states, particularly due to the addition of Rapidforms and McBee. On a year-to-date basis, the overall tax rate has remained consistent at 38.8% this year compared to 38.6% in the prior year. The Company is beginning to employ strategies to lower the overall tax rate by taking advantage of opportunities the recently acquired businesses allow.

In March 1998, the AICPA issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company has adopted this Statement in the current fiscal year. In the current year-to-date period approximately $751,000 in costs which previously would have been expensed have been capitalized under the caption "Property and equipment, net." The Company also implemented the disclosure standard SFAS No. 130 "Reporting Comprehensive Income" in the first quarter of fiscal year 1999. The AICPA has also issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." The policies promulgated by this statement had previously been followed by the Company and thus its implementation will not impact the financial statements.

  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The former two statements are considered to be "disclosure only" standards and are not anticipated to have a material impact on the consolidated financial statements (these will be implemented in fiscal year 1999). The latter standard does have a direct impact on the consolidated financial statements and will be adopted by the Company in fiscal year 1999. Yet, in the Company's situation, such impact is not considered likely to be material in nature.

<PAGE

YEAR 2000
---------

  During fiscal year 1996, the Company established a five year plan to upgrade the majority of its critical operational information systems. This information systems reengineering plan was developed to enhance system performance and to address Year 2000 issues. The Company has experienced delays in certain facets of the reengineering effort, and as a result has modified its Year 2000 plan to focus on system remediation rather than system replacement. The majority of the Company's operational information systems have been inventoried and assessed for Year 2000 compliance, and approximately 45% of the Company's mission critical systems have been remediated as of December 26, 1998. The Company believes, based on available information, that it will be able to complete the remediation of all critical operating systems by June 1999, which is expected to leave an appropriate amount of time prior to the advent of the Year 2000 to perform detailed system testing and compliance verification.*

  In addition, the Company is communicating with key suppliers, vendors and business partners in order to assess their ability to maintain normal operations in the Year 2000. Such key suppliers include, but are not limited to, MCI WorldCom, R.R. Donnelley and Sons, Appleton Papers, and United Parcel Service of America, Inc. To the extent that the Company is not satisfied with the status of a vendor's Year 2000 compliance or remediation plans, the Company expects to develop and implement appropriate contingency plans.* Such contingency plans will include the development of alternative sources for the product or service provided by the non-compliant vendor. In addition, the Company will monitor the Year 2000 activities of U.S., Canadian and U.K. postal services and pertinent local and regional utilities. However, due to the lack of alternative sources for such services the Company can make no assurances that Year 2000 related disruptions in postal, electrical or similar services would not have a material adverse effect on the Company's financial performance or long-term prospects.

  The Company has also inventoried and assessed the majority of the systems associated with the functioning of its plant, property and equipment. The date-related issues associated with the proper functioning of such assets are insignificant and are not expected to represent a material risk to the Company.* Further, the Company has approximately 1.9 million active customers, and the failure of any one customer due to a Year 2000 issue would not have a material adverse impact on the Company's financial performance or long-term prospects.*

  The Company's cash outlays for capital improvements and period expenses associated with the information systems reengineering project and for Year 2000 compliance were projected to cumulatively total $21 million during fiscal years 1997 through 2000, of which over one-half has been spent as of December 26, 1998. Due to the modification of the Company's plans to focus on remediation rather than replacement, an additional $7 million has been allocated in the Company plans for remediation in fiscal year 1999 and a similar amount is likely to be allocated in fiscal year 2000. While the Year 2000 issue involves additional costs to the Company, the Company believes, based on available information, that it will be able to manage the Year 2000 transition of its internal systems without having any material adverse effect on its business operations or financial prospects.*

<PAGE

  For a further discussion of the risks and uncertainties associated with the Year 2000 issue and the Company's reliance on individual third-party vendors to provide raw materials and services critical to the Company's operation, see "Forward Looking Information and Risk Factors to Future Performance" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

  Cash provided by operating activities for the six months ended December 26, 1998 was $ 16.7 million and represented an increase of $2.6 million from the $14.1 million provided in the comparable period last year. The increase in operating cash flow was the result of an increase in net income and non-cash depreciation and amortization charges between the comparable periods, offset by increased investment in working capital.

  Working capital at December 26, 1998 amounted to $54.1 million, including $4.7 million of cash and short term investments. At June 27, 1998, working capital amounted to $50.4 million, including cash and short term investments of $10.8 million. The $3.7 million increase in working capital during the year is principally the result of increased receivables due to the Company's recent seasonal holiday card sales and increases in inventory due to a build up for the beginning of the new calendar year, which is generally a busy period, offset by the use of the cash balances available at the end of the year to pay off long-term debt shortly after June 27, 1998. The Company intends to try to maintain cash and short term investment balances under $5.0 million to support operations on an ongoing basis while at the same time minimizing debt.*

  Capital expenditures for the six months ended December 26, 1998 were $9.6 million versus the $7.3 million expended during last year's comparable period. Capital expenditures in the first two quarters of fiscal year 1999 and fiscal year 1998 included significant expenditures for information systems infrastructure, including an upgrade to the Company's mainframe computer in 1998. In addition the Company constructed a $1.7 million addition to their facility in Midland, Ontario in the first quarter of fiscal year 1999. Significant upgrades to workspaces and furniture in the Groton, Massachusetts facility also took place during the first quarter of fiscal year 1999 in order to accommodate more employees at that location. The Company anticipates that total capital outlays will approximate $17.0 million in fiscal year 1999, an increase of $3.7 million, or 28%, over the $13.3 million expended during fiscal year 1998.*

  In addition to its present cash and short-term investment balances, the Company has consistently generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. In anticipation of the acquisitions in 1998, the Company amended on several occasions the terms of its committed, unsecured, revolving line of credit agreement, amending the credit agreement in May, 1998 to increase the total committed line to $165 million. At December 26, 1998, the Company had $132.5 million of outstanding debt under this credit facility. The credit agreement contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. The Company is currently in compliance with these covenants.

<PAGE


  In order to effectively fix the interest rate on a portion of the debt outstanding under the revolving line of credit, the Company has entered into interest rate swap agreements with several of the banks party to the credit agreement. These swap agreements contain notional principal amounts and other terms determined with respect to the Company's forecasts of future cash flows and borrowing requirements. At December 26, 1998, the notional principal amount outstanding of the interest rate swap agreements totaled $115 million.

  In order to minimize the Company's exposure to foreign currency fluctuations with respect to intercompany loans to foreign subsidiaries and affiliates, the Company has entered into short-term forward exchange rate contracts with a major commercial bank in currency amounts directly corresponding to the short-term intercompany loan amounts. At December 26, 1998, the Company had outstanding forward exchange rate contracts for $ 2.0 million worth of Pound Sterling and $98,000 worth of French Francs.

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

 Paper Costs and Postal Rates; Risks to Margins.

  The cost of paper used to produce the Company's products, catalogs and advertising materials constitutes, directly or indirectly, approximately 30% of consolidated revenues. In addition, the Company is reliant on the U.S. Postal Service for delivery of most of the Company's promotional materials. Coated paper costs for promotional materials have increased steadily over the past few years until recently. In addition, certain segments of the paper market have demonstrated considerable price volatility in that same time period. Postal rates for third class mail have also increased sporadically and at times significantly in the past decade. The Company has been able to counteract the impact of postal and paper cost increases with cost reduction programs and selected product price increases. Due to increased competition in the small business forms, checks, stationery and supplies marketplace, no assurance can be given that the Company will be able to increase product pricing to compensate for future paper or postal cost increases. The inability to raise prices in response to paper or postal cost increases could reduce the Company's operating profitability and net income.


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


<PAGE

 Computer Systems; Year 2000 Impact

  The Company and its vendors have become increasingly reliant on computer systems to process transactions and to provide relevant business information. The majority of computer systems designed prior to the mid-1990s are susceptible to a well-publicized problem associated with an inability to process date-related information beyond the Year 2000. Without proactive modifications to routines and programs, many systems of the Company and its vendors could be rendered useless as early as June of 1999. The Company has created a comprehensive plan to address the Year 2000 issue with respect to both internal systems and to systems employed by critical vendors. However, the Company can make no assurance that all Year 2000 risks to Company and critical vendor systems can be identified and successfully negated through modification of existing programs or other means prior to June of 1999. In the event that any Year 2000 program deficiencies remain undetected, or in the event that any programming modifications do not adequately address the Year 2000 issues, the Company or its vendors could experience critical operating system failures. Any such operating system failures could have a material adverse impact on the Company's financial performance and long-term prospects.

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

 Other Risks; Variability of Performance

  The Company has experienced in the past and will experience in the future quarterly and annual variations in net sales and net income as a result of many factors, including, but not limited to, the timing of catalog mailings, catalog response rates, product mix, margins on new product introductions, the timing and levels of selling, general and administrative expenses, cost reduction programs, timing of holidays and inclement weather. The Company's planned operating expenses are based on sales forecasts. If net sales performance falls below expectations in any given quarter or year, the Company's operating results could be materially adversely affected.

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

  In order to minimize the Company's exposure to foreign currency fluctuations with respect to the short-term intercompany loans created to fund the operating cash requirements of the Company's European operations (see Note 2 in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended June 27, 1998), the Company has entered into forward exchange rate contracts for the amount of the loans and associated interest. The currencies hedged are the British pound and the French franc. While there are no specified repayment dates for the loans, the forward exchange rate contracts are of limited duration and are replaced periodically as they mature.

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

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------
    Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
    Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
    a.  The Annual Meeting of Stockholders was held on October 23, 1998.

    b.  See Item 4(c) below.

    c. The stockholders fixed the number of Directors to be elected at seven and elected the following as Directors:

                                     For      Authority Withheld
                                     ---      ------------------
        Robert J. Murray           13,388,568       37,277
        Robert L. Gable            13,424,577        1,268
        Benjamin H. Lacy           13,389,616       36,229
        Herbert W. Moller          13,077,377      348,468
        Richard H. Rhoads          13,385,577       40,268
        Brian E. Stern             13,424,237        1,268
        M. Anne Szostak            13,077,237      348,608


        The stockholders voted to ratify the selection of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending June 27, 1999

           For           Against         Abstain
           ---           -------         -------
        13,415,292        1,022           9,531

    d.  Not applicable.


<PAGE


Item 5.  OTHER INFORMATION
--------------------------
Proposals of stockholders intended to be presented at the 1999 Annual Meeting of Stockholders must be received by the Company, at its offices at 500 Main Street, Groton, Massachusetts 01471, no later than May 14, 1999, in order to be considered for inclusion in the Proxy Statement and form of proxy relating to that meeting in accordance with Rule 14a-8 promulgated under the Securities Exchange Act of 1934. If a stockholder intends to submit a proposal at the 1999 Annual Meeting of Stockholders outside of the processes of Rule 14a-8, and fails to notify the Company at the foregoing address of such intention no later than July 28, 1999, the proxy solicited by the Board of Directors with respect to such meeting may grant discretionary authority to the proxies named therein to vote with respect to such matter.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
    a. Exhibits

       Exhibit No.  Description
       ----------   -----------

         10(a) Change in Control agreement dated November 18, 1998 between the Company and Daniel M. Junius.

         10(b) Second Amendment to Amended and Restated Revolving Credit Agreement dated as of January 8, 1999, by and among New England Business Service, Inc., BankBoston, N.A. and Fleet National Bank (together with certain other financial institutions, the "Banks"), BankBoston, N.A., as agent for the Banks, and Fleet National Bank, as documentation agent for the Banks.

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

February 9, 1999                           /s/Daniel M. Junius
-----------------                           --------------------
Date                                        Daniel M. Junius
                                            Senior Vice President-Chief
                                            Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)