Form 10-Q
period 1999-03-27
NEW ENGLAND BUSINESS SERVICE INC
filed 1999-05-11
CIK 205700

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the period ended March 27, 1999.

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

The number of common shares of the Registrant outstanding on April 30, 1999 was 14,352,647.

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements
----------------------------

                       NEW ENGLAND BUSINESS SERVICE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              (In Thousands)

                                                 (unaudited)
                                                   Mar. 27,       June 27,
                                                     1999            1998
                                                   --------       --------
ASSETS
Current Assets
  Cash and cash equivalents                        $  8,024       $ 10,823
  Accounts receivable - net                          51,952         50,985
  Inventories                                        22,312         20,970
  Direct mail advertising and prepaid expenses       12,365         12,289
  Deferred income tax benefit                         5,993          5,993
                                                   --------       --------
     Total current assets                           100,646        101,060
Property and equipment - net                         54,506         51,930
Property held for sale                                1,277          1,131
Deferred income tax benefit                           2,652          2,652
Goodwill - net                                       64,926         75,586
Other assets - net                                   77,679         75,218
                                                   --------       --------
TOTAL ASSETS                                       $301,686      $ 307,577
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS'EQUITY
Current Liabilities
  Accounts payable                                 $ 14,752      $  16,038
  Accrued expenses                                   29,058         34,639
                                                   --------       --------
     Total current liabilities                       43,810         50,677
Revolving line of credit                            127,500        141,000
Deferred income taxes                                 1,144          1,395

STOCKHOLDERS'EQUITY
  Common stock                                       15,321         15,185
  Additional paid-in capital                         48,715         44,559
  Accumulated other comprehensive income             (2,939)        (2,337)
  Retained earnings                                  82,930         71,962
                                                   --------       --------
     Total                                          144,027        129,369
Less: Treasury stock                                (14,795)       (14,864)
                                                   --------       --------
Stockholders' Equity                                129,232        114,505
                                                   --------       --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $301,686       $307,577
                                                   ========       ========

See Notes to Unaudited Consolidated Financial Statements

                             NEW ENGLAND BUSINESS SERVICE, INC.
                 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                       (unaudited)
                                                Three Months Ended           Nine Months Ended
                                             Mar. 27,   Mar. 28,         Mar. 27,   Mar. 28,
                                                 1999       1998             1999       1998
                                               ---------  ---------        ---------  ---------
NET SALES                                      $115,044   $ 98,002         $355,027   $255,268
OPERATING EXPENSES:
  Cost of sales                                  42,284     37,438          130,783     96,906
  Selling and advertising                        43,305     33,186          133,390     85,782
  General and administrative                     17,087     14,999           52,453     39,637
                                               --------   --------         --------   --------
     Total operating expenses                   102,676     85,623          316,626    222,325
INCOME FROM OPERATIONS                           12,368     12,379           38,401     32,943
OTHER INCOME/(EXPENSE):
  Interest income                                   133         73              185        180
  Interest expense                               (2,065)    (1,725)          (6,545)    (2,679)
  Gain on pension settlement                       -           -                259        556
                                               --------   --------         --------   --------
INCOME BEFORE TAXES                              10,436     10,727           32,300     31,000
PROVISION FOR INCOME TAXES                        4,217      4,345           12,691     12,174
                                               --------   --------         --------   --------
NET INCOME                                        6,219      6,382           19,609     18,826
                                               --------   --------         --------   --------
OTHER COMPREHENSIVE INCOME                          167        423             (602)       215
                                               --------   --------         --------   --------
COMPREHENSIVE INCOME                           $  6,386   $  6,805         $ 19,007   $ 19,041
                                               ========   ========         ========   ========
PER SHARE AMOUNTS:
Basic Earnings Per Share                       $    .43   $    .46         $   1.36   $   1.37
                                               ========   ========         ========   ========
Diluted Earnings Per Share                     $    .42   $    .45         $   1.32   $   1.35
                                               ========   ========         ========   ========
Dividends                                      $    .20   $    .20         $    .60   $    .60
                                               ========   ========         ========   ========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING        14,481     13,781           14,402     13,712
  Plus incremental shares from assumed
  conversion of stock options                       480        300              428        269
                                               --------   --------         --------   --------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING      14,961     14,081           14,830     13,981
                                               ========   ========         ========   ========

See Notes to Unaudited Consolidated Financial Statements

                     NEW ENGLAND BUSINESS SERVICE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (unaudited)
                                                        Nine Months Ended
                                                      Mar. 27      Mar. 28
                                                       1999         1998
                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                          $  19,609     $  18,826
Adjustments to reconcile net income to cash:
  Depreciation                                          9,897         8,091
  Amortization                                          9,348         3,931
  Deferred income taxes                                    82           (13)
  Gain on pension curtailment                             259           556
  Other non-cash items                                  3,588         1,456
Changes in assets and liabilities:
  Accounts receivable                                  (4,167)       (1,491)
  Inventories and prepaid expenses                     (1,868)       (3,016)
  Accounts payable                                       (916)       (3,944)
  Accrued expenses                                     (4,650)        1,501
                                                    ---------     ---------
    Net cash provided by operating activities          31,182        25,897
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                   (13,246)      (10,144)
Purchase of investments                                     -        (1,561)
Proceeds from sale of investments                           -           462
Proceeds from sale of building                            545             -
Proceeds from sale of other assets                        120             -
Acquisition of business                                  (191)      (82,706)
Other Assets                                              (32)         (386)
                                                    ---------     ---------
    Net cash used in investing activities             (12,804)      (94,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt                                       (58,000)      (19,650)
Proceeds from credit line                              44,500        89,900
Proceeds from issuing common stock upon stock
  option exercise                                       2,462         2,433
Purchase of treasury stock                             (1,489)            -
Dividends paid                                         (8,641)       (8,224)
                                                    ---------     ---------
    Net cash  provided by (used in)financing          (21,168)       64,459
      activities
EFFECT OF EXCHANGE RATE ON CASH                            (9)          (32)
                                                    ---------     ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (2,799)       (4,011)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         10,823         7,365
                                                    ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   8,024     $   3,354
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

2.  Acquisitions
----------------
  On December 23, 1997, the Company acquired all of the outstanding common stock of Rapidforms, Inc. ("Rapidforms"). As part of the purchase accounting for the Rapidforms acquisition and included in the allocation of the acquisition cost, a liability of $2,910,000 was recorded to cover the anticipated costs related to a plan to close redundant Rapidforms' manufacturing and warehouse facilities and to reduce manufacturing personnel. Approximately $2,610,000 of the liability was allocated for employee termination benefits and approximately $300,000 was designated for termination of certain contractual obligations. The liability associated with the Rapidforms integration plan remaining as of March 27, 1999 was $862,000. The Company anticipates that the remaining liabilities will be resolved by the second quarter of fiscal year 2000.

  On June 3, 1998, the Company acquired all of the outstanding common stock of McBee Systems, Inc. and all of the assets of McBee Systems of Canada, Inc. (collectively "McBee"). As part of the purchase accounting for the McBee acquisition and included in the allocation of the acquisition costs, a liability of $2,642,000 was recorded to cover anticipated costs (primarily employee termination benefits) related to a plan to close redundant McBee manufacturing and warehouse facilities and to reduce manufacturing personnel. The liability associated with the McBee integration plan remaining as of March 27, 1999 was $1,923,000.

  Should the integration liabilities for McBee and Rapidforms be settled at amounts less than their original estimates, the excess will reduce the amount of recorded goodwill.

3. Inventories
--------------
  Inventories are carried at the lower of first-in, first-out cost or market. Inventories at March 27, 1999 and June 27, 1998 consisted of:

                                               (unaudited)
                                                  Mar. 27,       June 27,
                                                   1999           1998
                                               -----------    -----------
  Raw paper                                    $ 1,847,000    $ 1,622,000
  Business forms, related office products
    and shipping, warehouse and packaging
    supplies                                    20,465,000     19,348,000
                                                ----------    -----------
  Total                                        $22,312,000    $20,970,000
                                               ===========    ===========

4. New Accounting Pronouncements
-------------------------------
  In March 1998, the AICPA issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company has adopted this Statement in the current fiscal year. In the current year-to-date period approximately $1,164,000 in costs which previously would have been expensed have been capitalized under the caption "Property and equipment, net." The Company also implemented the disclosure standard SFAS No. 130 "Reporting Comprehensive Income" in the first quarter of fiscal year 1999. The AICPA has also issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." The policies promulgated by this statement had previously been followed by the Company and thus its implementation will not impact the consolidated financial statements.

  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The former two statements are considered to be "disclosure only" standards and are not anticipated to have a material impact on the consolidated financial statements (these will be implemented in fiscal year 1999). The latter standard does have a direct impact on the consolidated financial statements and will be adopted by the Company in fiscal year 2000. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

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

Results of Operations
---------------------

  Net sales increased $17.0 million or 17.4% to $115.0 million in the third quarter of fiscal year 1999 from $98.0 million in last year's third quarter. The sales increase was composed of approximately a $17.8 million, or 18.1%, increase associated with the acquisition of McBee Systems, Inc. and all of the assets of McBee Systems of Canada, Inc. (collectively "McBee") during fiscal year 1998, and a slight decline in sales of the Company's other business units. McBee was acquired subsequent to the end of last year's first quarter.

  Net sales increased $99.8 million or 39.1% to $355.0 million for the first nine months of fiscal year 1999 from $255.3 million in last year's first nine months. The sales increase was composed of approximately a $94.1 million, or 36.9%, increase associated with the acquisition of Rapidforms and McBee during fiscal year 1998, and a $5.7 million, or 2.2%, increase in sales of the Company's other business units.


<PAGE

  For the third quarter of fiscal year 1999, cost of sales decreased to 36.8% of sales from 38.2% in last year's comparable period. This decrease was due to an increase in revenue generated by higher margin products associated with the recent acquisition of McBee and increased efficiencies in the Company's U.S and Canadian operating units primarily selling business forms and related printed products. These factors counteracted the impact of $184,000 in costs incurred in fiscal year 1999 in conjunction with activities related to integration of manufacturing facilities among Rapidforms, McBee and the Company's other plants as well as decreasing margins due to product mix shifts away from the Company's core printed products at NEBS and Rapidforms. Cost of sales as a percent of sales is anticipated to remain consistent with the third quarter's results for the remainder of the fiscal year.*

  For the first nine months of fiscal year 1999, cost of sales decreased to 36.8% of sales from 38.0% in last year's comparable period. This decrease was due to similar reasons as in the third quarter results enumerated above, as well as a non-recurring increase in freight costs in the previous year's first quarter as a result of the UPS strike. Costs of $1,066,000 were also incurred during the nine months of fiscal year 1999 related to plant integration activities among Rapidforms, McBee and the Company's other plants.

  Selling and advertising expense increased to 37.6% of sales in the third quarter of fiscal year 1999 from 33.9% of sales in last year's comparable quarter. The increase was due primarily to the direct sales force employed by McBee which generates a higher selling and advertising expense as a percentage of sales than in the Company's other businesses. The Company also incurred $162,000 in costs during the quarter in connection with efforts to harmonize product offerings among Rapidforms, McBee and the Company. In addition, amortization expense related to the intangible assets of acquisitions climbed from 2.4% of sales in the third quarter of fiscal year 1998 to 2.8% of sales in the third quarter of fiscal year 1999 due to the effect of intangible assets created in the McBee acquisition. Selling and advertising expense as a percentage of sales is expected to remain consistent with the third quarter for the remainder of the fiscal year.*

  Selling and advertising expense increased to 37.6% of sales in the first nine months of fiscal year 1999 from 33.6% of sales in last year's comparable period. The increase was due to similar reasons as outlined above regarding the second quarter results; the addition of McBee with its direct sales force impact, $547,000 of costs related to product harmonization and the increase in amortization expenses from year to year.

  General and administrative expense decreased to 14.9% of sales in the third quarter of fiscal year 1999 from 15.3% in last year's comparable quarter. The decline was principally the result of a lower ratio of general and administrative expense to sales associated with the Company's McBee subsidiary. This mix change offset $215,000 of general and administrative spending related primarily to systems integration efforts among Rapidforms, McBee and the Company. Even with the decline above, during the third quarter, the Company continued to increase spending levels associated with its program to re-engineer financial and operational information systems. It should be noted that the adoption of AICPA Statement of Position 98-1 reduced amounts charged to expense in fiscal 1999 by $413,000 and $1,164,000 for the third quarter and the third quarter year-to-date periods respectively. General and administrative expense as a percent of sales is expected to remain consistent with the third quarter throughout the remainder of the fiscal year.*

<PAGE

General and administrative expense decreased to 14.8% of sales in the first nine months of fiscal year 1999 from 15.5% in last year's comparable nine months. The decline was principally the result of a lower ratio of general and administrative expense to sales associated with the Company's recently acquired businesses, offset in part by spending for systems integration among Rapidforms, McBee and the Company of $582,000.

  Interest expense remained consistent with the prior year's third quarter at 1.8% of sales in the third quarter of fiscal year 1999. Interest expense was 1.8% of sales for the first nine months of fiscal year 1999 compared to 1.0% of sales in the prior year's comparable period. This increase in expense was attributable to debt incurred to finance the acquisition of Rapidforms in December, 1997 and McBee in June of 1998.

  The provision for income taxes as a percentage of pre-tax income remained consistent with the third quarter of fiscal year 1998 at 40.4% compared to 40.5% last year. On a year-to-date basis, the overall tax rate has remained consistent at 39.3% this year and the prior year. The mix of income or losses from different businesses owned by the Company in any given period, including foreign operations, effects the Company's consolidated tax rate.

In March 1998, the AICPA issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company has adopted this Statement in the current fiscal year. In the current year-to-date period approximately $1,164,000 in costs which previously would have been expensed have been capitalized under the caption "Property and equipment, net." The Company also implemented the disclosure standard SFAS No. 130 "Reporting Comprehensive Income" in the first quarter of fiscal year 1999. The AICPA has also issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." The policies promulgated by this statement had previously been followed by the Company and thus its implementation will not impact the financial statements.

  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The former two statements are considered to be "disclosure only" standards and are not anticipated to have a material impact on the consolidated financial statements (these will be implemented in fiscal year 1999). The latter standard does have a direct impact on the consolidated financial statements and will be adopted by the Company in fiscal year 2000. The Company is still evaluating the impact of this standard on its consolidated financial statements.

<PAGE

YEAR 2000
---------

  During fiscal year 1996, the Company established a five year plan to upgrade the majority of its critical operational information systems. This information systems reengineering plan was developed to enhance system performance and to address Year 2000 issues. The Company has experienced delays in certain facets of the reengineering effort, and as a result has modified its Year 2000 plan to focus on system remediation rather than system replacement. The majority of the Company's operational information systems have been inventoried and assessed for Year 2000 compliance, and approximately 45% of the Company's mission critical systems have been remediated as of March 27, 1999. The Company believes, based on available information, that it will be able to complete the remediation of all critical operating systems by June 1999, which is expected to leave an appropriate amount of time prior to the advent of the Year 2000 to perform detailed system testing and compliance verification.*

  In addition, the Company is communicating with key suppliers, vendors and business partners in order to assess their ability to maintain normal operations in the Year 2000. Such key suppliers include, but are not limited to, MCI WorldCom, R.R. Donnelley and Sons, Appleton Papers, and United Parcel Service of America, Inc. To the extent that the Company is not satisfied with the status of a vendor's Year 2000 compliance or remediation plans, the Company expects to develop and implement appropriate contingency plans.* Such contingency plans will include the development of alternative sources for the product or service provided by the non-compliant vendor. The Company is currently not aware of any major Year 2000 compliance problems with any of its key suppliers. In addition, the Company will monitor the Year 2000 activities of U.S., Canadian and U.K. postal services and pertinent local and regional utilities. However, due to the lack of alternative sources for such services the Company can make no assurances that Year 2000 related disruptions in postal, electrical or similar services would not have a material adverse effect on the Company's financial performance or long-term prospects.

  The Company has also inventoried and assessed the majority of the systems associated with the functioning of its plant, property and equipment. The date-related issues associated with the proper functioning of such assets are insignificant and are not expected to represent a material risk to the Company.* Further, the Company has approximately 1.9 million active customers, and the failure of any one customer due to a Year 2000 issue would not have a material adverse impact on the Company's financial performance or long-term prospects.*

  The Company's cash outlays for capital improvements and period expenses associated with the information systems reengineering project and for Year
2000 compliance were projected to cumulatively total $21 million during fiscal years 1997 through 2000, of which over one-half has been spent as of March 27, 1999. Due to the modification of the Company's plans to focus on remediation rather than replacement, $7 million has been allocated in the Company plans for remediation in fiscal year 1999 and another $2-3 million is likely to be allocated in fiscal year 2000.* While the Year 2000 issue involves additional costs to the Company, the Company believes, based on available information, that it will be able to manage the Year 2000 transition of its internal systems without having any material adverse effect on its business operations or financial prospects.*

<PAGE

  For a further discussion of the risks and uncertainties associated with the Year 2000 issue and the Company's reliance on individual third-party vendors to provide raw materials and services critical to the Company's operation, see "Forward Looking Information and Risk Factors to Future Performance" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

  Cash provided by operating activities for the nine months ended March 27, 1999 was $ 31.2 million and represented an increase of $5.3 million from the $25.9 million provided in the comparable period last year. The increase in operating cash flow was the result of an increase in net income and non-cash depreciation and amortization charges between the comparable periods, offset by increased investment in working capital.

  Working capital at March 27, 1999 amounted to $56.7 million, including $8.0 million of cash and short term investments. At June 27, 1998, working capital amounted to $50.4 million, including cash and short term investments of $10.8 million. The $6.3 million increase in working capital during the year is principally due to lower current tax liabilities and lower accrued incentives at March 27, 1999. Of the $8.0 million cash balance at March 27, 1999, an additional $3.0 million of debt under the Company's revolving line of credit was paid down on the first working day of the subsequent quarter. During the quarter and the first nine months of fiscal year 1999, $1,342,000 was spent to repurchase 47,700 shares of the Company's common stock.

  Capital expenditures for the nine months ended March 27, 1999 were $13.2 million versus the $10.1 million expended during last year's comparable period. Capital expenditures in the first three quarters of fiscal year 1999 and fiscal year 1998 included significant expenditures for information systems infrastructure, including an upgrade to the Company's mainframe computer in 1998. In addition the Company constructed a $1.7 million addition to their facility in Midland, Ontario in the first quarter of fiscal year 1999. Significant upgrades to workspaces and furniture in the Groton, Massachusetts facility also took place during the first quarter of fiscal year 1999 in order to accommodate more employees at that location. The Company anticipates that total capital outlays will approximate $17.0 million in fiscal year 1999, an increase of $3.7 million, or 28%, over the $13.3 million expended during fiscal year 1998.*

  In addition to its present cash and short-term investment balances, the Company has consistently generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. In anticipation of the acquisitions in 1998, the Company amended on several occasions the terms of its committed, unsecured, revolving line of credit agreement so that the total committed line currently stands at $165 million. At March 27, 1999, the Company had $127.5 million of outstanding debt under this credit facility. The credit agreement contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. The Company is currently in compliance with these covenants.

<PAGE


  In order to effectively fix the interest rate on a portion of the debt outstanding under the revolving line of credit, the Company has entered into interest rate swap agreements with several of the banks party to the credit agreement. These swap agreements contain notional principal amounts and other terms determined with respect to the Company's forecasts of future cash flows and borrowing requirements. At March 27, 1999, the notional principal amount outstanding of the interest rate swap agreements totaled $90 million.

  In order to minimize the Company's exposure to foreign currency fluctuations with respect to intercompany loans to foreign subsidiaries and affiliates, the Company has entered into short-term forward exchange rate contracts with a major commercial bank in currency amounts directly corresponding to the short-term intercompany loan amounts. At March 27, 1999, the Company had outstanding forward exchange rate contracts for $ 2.0 million worth of Pound Sterling and $92,100 worth of French Francs.

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

 Technological Change; Product Obsolescence and Risks to Competitive
Advantage.

  The Company's standardized business forms and related products are designed to provide small businesses with the financial and business records required to manage a business. Steady technological improvements have provided small businesses in several market segments with alternative means to enact and record business transactions. PC-based, point-of-sale, electronic form and electronic transaction systems have been designed to automate several of the functions performed by the Company's products. The price and performance characteristics of personal laser and ink-jet printing equipment have improved markedly in the recent past, thereby allowing small businesses a cost-competitive means to print low-quality versions of Company forms on plain paper. In addition, the Internet has the potential to eliminate the Company's advantage of scale in direct marketing by providing all competitors with equal access to customers who purchase products over the Internet. In response, the Company has focused resources on the acquisition, development and procurement of new products less susceptible to technological obsolescence and has aggressively moved to develop a comprehensive electronic catalog of products to be utilized over the Internet. It should be noted that the Company's small business customers have to-date proven to be relatively slow adopters of new technology which has minimized the adverse impact of these technological trends. However, the Company can give no assurance that continued technological change will not have a material adverse impact on the long-term prospects for the Company's business.

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


<PAGE

 Customer Preferences; Investment Requirements & Sales Risk.

  The Company's core business is the direct marketing, manufacturing and distribution of standardized forms, checks, and related products to small businesses. Newly-formed small business owners are increasingly demanding custom and color-coordinated products to create an image in addition to enabling the management of business transactions. The relative prices charged by local printers, contract printers and dealers for providing these custom and full-color printed products have been declining due to technological advances in composition systems and printing equipment. As a direct result, the cost advantage inherent to the Company's standardized forms and related printed products has declined. The Company is responding with focused investment in the infrastructure required to sell, compose, print and distribute custom and full-color products. This effort includes installation of an integrated and flexible information system architecture and the reengineering of many of the Company's basic business functions. In addition, the Company expects to continue to invest in its direct sales, dealer and Internet-based channels that more readily support the interactive marketing required to sell custom and full-color products. However, the Company can give no assurance that the rate of decline in demand for standardized forms and related printed products will not accelerate, that the electronic commerce investments will prove successful, or that the information systems reengineering effort will not result in operating inefficiencies or unplanned expense. If any of such potential risks materialize, the Company's future net sales and net income could be materially adversely affected.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
    Not applicable.


Item 5.  OTHER INFORMATION
--------------------------
    Not applicable.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
    a. Exhibits

       Exhibit No.  Description
       ----------   -----------

         10(a)* Change in Control agreement dated February 23, 1999 between the Company and Joel S. Hughes.

         10(b) Third Amendment to Amended and Restated Revolving Credit Agreement dated as of March 24, 1999, by and among New England Business Service, Inc., BankBoston, N.A. and Fleet National Bank (together with certain other financial institutions, the "Banks"), BankBoston, N.A., as agent for the Banks, and Fleet National Bank, as documentation agent for the Banks.

         11         Statement re: computation of per share earnings.

         27         Financial Data Schedule

* Identifies a management contract or other compensatory plan or arrangement in which an executive officer or director of the Company participates.

    b. Reports on Form 8-K.

       On March 17, 1999, on Form 8-K, the Company announced that it expected revenue and earnings for the third fiscal quarter ending March 27, 1999 to be below current analysts' estimates.

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

May 11, 1999                                /s/Daniel M. Junius
-----------------                           --------------------
Date                                        Daniel M. Junius
                                            Senior Vice President-Chief
                                            Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)