Form 10-K405
period 1999-06-26
NEW ENGLAND BUSINESS SERVICE INC
filed 1999-09-10
CIK 205700

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
                    For the fiscal year ended June 26, 1999

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

                              Yes [X]     No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Registrant's Common Stock, par value $1.00 per share, held by stockholders who are not affiliates of the Registrant at August 27, 1999 as computed by reference to the closing price of such stock on that date was approximately $385,034,782.

  The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at August 27, 1999 was 13,972,382.

Documents Incorporated By Reference

  Portions of the Proxy Statement sent to stockholders in connection with the Annual Meeting to be held on October 22, 1999 are incorporated by reference into Items 10, 11, 12 and 13 (Part III) of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  New England Business Service, Inc. (the "Company") was founded in 1952, incorporated in Massachusetts in 1955 and reincorporated in Delaware in 1986. The Company designs, produces and distributes business forms, checks, envelopes, labels, greeting cards, signs, stationery and related printed products and distributes packaging, shipping and warehouse supplies, software, work clothing, advertising specialties and other business products through direct mail, direct sales, telesales, dealers and the internet to small businesses throughout the United States, Canada, the United Kingdom and France.

  In December 1997, the Company acquired all of the outstanding common stock of Rapidforms, Inc. ("Rapidforms") for consideration of approximately $82,136,000 in cash (net of cash acquired). Rapidforms designs, produces and markets business forms, business supplies, in-store retail merchandising supplies, holiday greeting cards and promotional products sold principally by direct mail to small businesses across the United States.

  In June 1998, the Company acquired all of the outstanding common stock of McBee Systems, Inc. and all of the assets of McBee Systems of Canada, Inc. (collectively "McBee") for consideration of approximately $48,518,000 in cash (net of cash acquired) and $12,600,000 in Company common stock. McBee manufactures and markets checks and related products to small businesses in the United States and Canada through a dedicated field sales force.

  The Company reports its operations in three different segments entitled "Printed Products--Direct Marketing", "Printed Products--Direct Sales" and "Packaging and Display Products". The first two segments sell primarily printed business products such as checks and business forms but use different distribution methods, and the latter segment primarily serves as a reseller of packaging and shipping supplies and retail signage. Additional financial information regarding the segments and the amounts of net sales and operating profit attributable to each of the Company's segments, as well as information for the Company's geographic areas, for the last three fiscal years is contained in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Products

  The Company's product line consists of an extensive range of standardized imprinted manual and computer business forms, custom forms, checks and check writing systems, envelopes, labels, greeting cards, signs, stationery and other printed products principally designed and imprinted in-house. The Company also distributes a variety of industrial shipping and packaging products including corrugated boxes, polyethylene bags, tape, labels and shrink wrap as well as retail packaging supplies such as bags, ribbons, gift wrap and bows. In addition, the Company distributes a variety of other business products commonly used by small businesses, including merchandising displays, presentation folders, promotional products, work clothing and software. Products are either specifically designed for individual lines of business or are of a type generally used by small businesses and professional offices. The Company's full range of products are enhanced by high quality, fast delivery, competitive prices and extensive product guarantees.

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

  The Company also offers a full line of printed products compatible with most accounting software packages commonly used by small businesses. The Company's computer business forms, including checks, billing forms, work orders, purchase orders and invoices, are designed to provide small businesses with the computer compatible records necessary to efficiently manage a business.

  Promotional products, including labels, pricing tags, signage, advertising specialties, presentation folders and seasonal greeting cards, are designed to fulfill a variety of selling and marketing activities and to provide small businesses with a professional image. Additionally, the Company markets a line of filing systems, accountants' supplies and appointment products specifically for use in small professional offices.

  The majority of the Company's standard products are imprinted to provide small businesses with an affordable, professional image. Standard imprint options include consecutive numbering, logos, customer names, addresses, and phone numbers. The Company also offers a wide range of custom printing alternatives and a custom logo design service.

  The Company's packaging and shipping supplies, including bags and bag closures, bubble and polystyrene fill, wrapping materials, boxes, tapes and mailers, are used principally by small wholesalers, manufacturers and distributors to package, distribute and market their products. The Company's line of retail supplies, including signs, merchandising supplies, bags, ribbons, gift wrap and bows, are used by small retailers to display, market and package their products.

  The Company also sells the Company Colors(TM) line of work clothing, including an array of jackets, shirts, hats, sweatshirts, and uniforms commonly worn in the workplace. The Company Colors line may be embroidered with business names, logos, and employee names to provide a small business with a coordinated and professional image.

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

  For a further discussion of the risks and uncertainties associated with customer preferences and the market for forms and related printed products, see "Certain Factors That May Affect Future Results" included in Part II, Item 7 to this Annual Report on Form 10-K.

Product Development and Research

  The Company's products are designed principally by an in-house product development staff or are obtained from third-party sources. The Company relies upon direct field research with customers and prospects, focus groups, mail surveys, feedback from distributors, salespeople, representatives and unsolicited suggestions to generate new product ideas. Product design efforts are accomplished or directed by Company design personnel who employ manual and computer design methods to create products. Product design efforts range from minor revisions of existing manual business forms to the creation of an entirely new line of products such as the Company Colors line of work clothing. Throughout the design process, the Company solicits comments and feedback from customers and prospects, and tests market acceptance through a variety of direct mail and selling test methods.

  For a further discussion of the risks and uncertainties associated with the technological changes affecting future demand for the Company's standardized business forms and related products, see "Certain Factors That May Affect Future Results" included in Part II, Item 7 to this Annual Report on Form 10-K.

Sales and Marketing

  The Company has established three distinct channels of distribution. The Company's primary channel is direct mail in which approximately 100 million pieces of promotional advertising offering the Company's products are delivered by mail to customers and prospective customers each year under the NEBS(R), RapidForms(R), Chiswick(R), Histacount(R), SYCOM(R), R&M Retail Merchandising(R), Visual Display Solutions(TM), Bags & Bows(TM), NCS National Clothier Supply(R), Main Street(R), Holiday Expressions(TM), Ad Ideas(TM), ASH(R), NAPCO(R), Education Matters(TM), Company Colors, Business Envelopes(TM) and SFL(TM) brand names. The Company's direct mail efforts are also supplemented by the prospecting and account development efforts of an outbound telemarketing group.

  The Company's success to date has largely been the result of effective direct marketing and the strength of its customer relationships. Targeted direct mail marketing in combination with focused telemarketing allows the Company to identify and penetrate numerically and geographically dispersed but, in the aggregate, significant markets. The Company targets small businesses with 100 or fewer employees within these markets with specialized promotions and products specifically designed to meet small business needs. In the direct mail channel, the Company's promotional materials contain one or more order forms to be completed by the customer and either mailed, faxed or telephoned to the Company's telesales and customer service group. The Company and its subsidiaries also maintain World Wide Web sites for promotion and order taking.

  The Company's promotional materials include several catalogs containing a comprehensive display of the Company's forms and checks, packaging supplies and retail merchandising supplies product offerings. In addition, the Company utilizes smaller catalogs focused on specific products or targeted to a specific small business segment, promotional circulars with samples, flyers, and inserts included with invoices, statements and product shipments. The Company relies to a lesser extent on advertising space in magazines and post card packages to generate sales leads from prospective customers. The Company utilizes the United States or the local country postal service for distribution of most of its advertising materials.

  The Company's second principal channel of distribution is through a field sales organization of over 450 people, primarily dedicated to marketing McBee(R) brand checks and check writing systems, Chiswick brand packaging and shipping supplies, or Russell & Miller brand retail merchandising and display products. Initial order support, product reorders and routine service in the direct sales channel is provided by a network of customer service representatives located throughout the United States and Canada.

  The principal focus of the McBee sales force is to generate first-time buyers for check and check writing system products. Prospective customer leads are generated for the McBee sales force under referral arrangements with small business accountants and commercial banks representing approximately 21,000 geographically dispersed branch offices. The McBee sales effort typically targets small business customers with fewer than 10 employees.

  The principal focus of the Chiswick and Russell & Miller sales force has been to develop high-potential customer relationships initially established through the direct mail channel. The Chiswick and Russell & Miller sales effort typically supports businesses with more than 100 employees or retail chains with geographically dispersed store locations.

  The Company's third principal distribution channel is through a network of independent dealers. The Company distributes a full line of private label standard and custom printed products, including manual and computer forms, checks, greeting cards and labels through this dealer network. The Company's independent dealers typically include local printers, business forms dealers, stationers, computer stores and system houses and number approximately 25,000.

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

  For a further discussion of the risks and uncertainties associated with the small business market and the Company's direct mail channel, see "Certain Factors That May Affect Future Results" included in Part II, Item 7 to this Annual Report on Form 10-K.

Raw Materials, Production and Distribution

  The Company's production and distribution system is designed to process a high volume of small dollar orders on a cost-effective basis. The production and procurement of printed product base stock is driven by forecasts of demand for the Company's products. The Company produces semi-finished base business forms, check stock and related products in long runs on high-speed, roll-fed presses from raw paper. The Company also purchases base stock from a number of industry sources at competitive prices. The raw paper and carbonless paper used by the Company to produce base stock is purchased from a limited number of vendors at competitive prices.

  In response to a customer order, the Company's base printed products are subsequently personalized with a variety of imprint options including customer names, addresses, phone numbers, consecutive numbering and logos. The Company operates equipment specifically designed to meet the demands of short-run personalized printing. Typesetting and imprinting of customer headings are accomplished with computerized typesetters, platemaking systems, letter presses, offset presses and digital presses. In addition, the Company utilizes manual and semi-automatic bindery equipment. A number of the Company's imprinting presses have been designed internally or substantially modified to meet the short-run demands of small businesses. These specialized presses allow the Company to produce small-order quantities with greater efficiency than would be possible with stock equipment available from typical printing press equipment suppliers.

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

  In addition, the Company relies on a limited number of suppliers to produce and drop-ship products directly to Company customers. The Company believes that alternative sources are generally available for products purchased from third-party vendors, and is continually evaluating its sourcing of these third-party supplied products.

  The Company has no significant backlog of orders. The Company's objective is to produce and ship product as expeditiously as possible following receipt of a customer's order. During fiscal year 1999, approximately 70% of printed products were produced and shipped within one day and approximately 90% within four days of order. The Company's stock business products are routinely shipped within 24 hours of receipt of a customer order.

  To facilitate expeditious production and shipment of product, the Company maintains significant inventories of raw paper ($1,692,000 at June 26, 1999), and partially printed business forms, packaging, shipping and retail supplies, and related business products ($19,846,000 at June 26, 1999).

  The Company primarily ships its products to customers by United Parcel Service of America, Inc. The Company uses Parcel Post and overnight delivery services for distribution of the remainder of its products to customers in the U.S. and for its international businesses.

  For a further discussion of the risks and uncertainties associated with the Company's reliance on certain individual third-party vendors to provide raw materials and services critical to the Company's operation, see "Certain Factors That May Affect Future Results" included in Part II, Item 7 to this Annual Report on Form 10-K.

Competition

  The small business forms and business supplies industry is highly competitive. The Company believes that it is well positioned in the small business marketplace, with a reputation for reasonable prices and high quality, reliability and service.

  The Company's primary competitors for printed products are the local printers, business forms dealers, contract stationers and office products superstores located throughout each of its geographic markets. Local printers have an advantage of physical proximity to customers, but generally do not have the capability of producing a broad array of products, particularly those having a complex construction. In addition, most local printers lack the economies of scale to produce a small order for a single customer on a cost-effective basis. General purpose, preprinted business forms offered by stationers and office product superstores are typically price competitive with the Company's forms, but lack the design and functionality for specific lines of business and the custom printing options available with the Company's products. The Company's principal competitors for stock business products are the large number of local and regional business supplies jobbers, distributors and retailers throughout the United States and Canada.

  At present, the Company is aware of more than twenty major independent companies or divisions of larger companies in its geographic markets marketing printed products and business supplies to small businesses through direct mail, distributors, or a direct sales force. The primary competitive factors influencing a customer's purchase decision are product guarantees, breadth of product line, speed of delivery, price and customer service. The Company believes it is the leading direct marketer of business forms, checks and related printed products to the very small business market in the United States, Canada and the United Kingdom. The Company defines the very small business market as businesses with fewer than 20 employees.

  For a further discussion of the risks and uncertainties associated with the competitive landscape for the Company's products, see "Certain Factors That May Affect Future Results" included in Part II, Item 7 to this Annual Report on Form 10-K.

Employees

  The Company had 3,727 full and part-time employees at June 26, 1999. The Company believes its relationship with its employees to be satisfactory.

Environment

  To the Company's knowledge, no material action or liability exists on the date hereof arising from the Company's compliance with federal, state and local statutes and regulations relating to protection of the environment.

ITEM 2. PROPERTIES

  The Company's principal executive offices are located in Groton, Massachusetts. The Company's principal operating facilities consist of manufacturing, administrative and warehouse facilities and are located in the United States, Canada, the United Kingdom and France. Of its principal operating facilities, the Company owns 901,100 square feet in the aggregate in Flagstaff, Arizona, Groton and Townsend, Massachusetts, Maryville, Missouri, Peterborough, New Hampshire, Thorofare, New Jersey, Ogden, Utah, Midland and Toronto, Ontario and Chester, England, and leases 582,851 square feet in the aggregate in Santa Fe Springs, California, Sudbury, Massachusetts, Parsippany, New Jersey, Athens, Ohio, Damascus, Virginia and Tours, France. The Company also leases space in over 80 locations in the United States and Canada for sales purposes. The Company has committed to lease an additional 60,000 square feet of warehouse space in Lithia Springs, Georgia beginning in the fall of 1999.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 1999.

ITEM 4.1 EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company's executive officers are elected to office by the Board of Directors at the first board meeting following the Annual Meeting of Stockholders or at other board meetings as appropriate, and hold office until the first board meeting following the next Annual Meeting and until a successor is chosen. Information regarding the Company's executive officers is presented below.

  Robert J. Murray, age 58, has been a director of the Company since 1991. Mr. Murray has been Chairman of the Board, President and Chief Executive Officer of the Company since 1995. Mr. Murray retired from The Gillette Company, a diversified consumer products company, in 1995, having been with Gillette for more than 34 years. From 1991 until his retirement in 1995, Mr. Murray was Executive Vice President, North Atlantic Group of Gillette. Mr. Murray is a director of Fleet National Bank, LoJack Corporation, Hannaford Bros. Co. and Allmerica Financial Corporation.

  George P. Allman, age 57, joined the Company in 1996, and he has been Senior Vice President and President of Diversified Operations since October 1998. Prior to that, he served as Vice President, Diversified Operations from 1996 to 1998, and as Vice President, Retail Sales and Operations during 1996. Prior to joining the Company, he was a private investor during 1995, and founded and served as President of GPA Associates, Inc., a diversified promotional products supplier, from 1984 to 1995.

  Edward M. Bolesky, age 53, joined the Company in 1981, and he has been Senior Vice President and President of NEBS Direct Marketing since October 1998. Prior to that, he served as Vice President, Direct Marketing/Telesales and Service from 1996 to 1998, as Vice President, Business Solutions and Operations from 1995 to 1996, as Vice President, Manufacturing and Information Systems during 1995, as Vice President, Operations from 1994 to 1995, and prior to that in numerous capacities in operations and administration.

  John F. Fairbanks, age 38, joined the Company in 1994, and he has been Senior Vice President and President of Chiswick since October 1998. Prior to that, he served as Vice President and Chief Financial Officer from 1996 to 1998, and as Vice President and Corporate Controller during 1996. He also served as Treasurer from 1994 to 1996 and during 1998, and as Secretary from 1994 to 1996. Prior to joining the Company, he served as Vice President and Treasurer of M/A-COM, Inc., a supplier of microwave semiconductors, components and sub-systems, from 1992 to 1994.

  Joel S. Hughes, age 54, joined the Company in February 1999, and he has been Senior Vice President, Corporate Channel Marketing since that date. Prior to joining the Company, he served as Vice President of Marketing, Sales and Service of Harvard Business School Publishing from 1992 to 1999.

  Daniel M. Junius, age 47, joined the Company in October 1998, and he has been Senior Vice President and Chief Financial Officer and Treasurer since that date. Prior to joining the Company, he served as Vice President, Finance and Chief Financial Officer of Nashua Corporation, a supplier of specialty imaging products and services, from 1995 to 1998, and as Treasurer of Nashua Corporation from 1985 to 1998.

  Richard T. Riley, age 43, has been Senior Vice President and President of Rapidforms since October 1998. Mr. Riley joined the Company in 1997 in connection with the Company's acquisition of Rapidforms, Inc., where he has been President since 1992. During 1998 he held the additional office of Vice President of the Company.

  Steven G. Schlerf, age 47, joined the Company in 1979, and he has been Senior Vice President, Manufacturing and Technical Operations since October 1998. Prior to that, he served as Vice President, Manufacturing and Technical Operations from 1996 to 1998, as Vice President, Image Manufacturing and Product Development from 1995 to 1996, as Director, Manufacturing from 1991 to 1995, and prior to that in a variety of capacities in manufacturing and operations.

  Robert D. Warren, age 48, joined the Company in 1996, and he has been Senior Vice President, Business Management and Development since October 1998. Prior to that, he served as Vice President, Business Management and Development from 1996 to 1998, and as Vice President, Business Management and Business Solutions during 1996. Prior to joining the Company, he served as Vice President, Marketing for Gillette Stationery Products, North America of The Gillette Company from 1992 to 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Common Stock

  The Company's Common Stock is listed and traded on the New York Stock Exchange under the symbol "NEB". For the fiscal periods indicated, the high and low sales prices for shares of the Company's Common Stock as reported on the New York Stock Exchange--Composite Transactions Reporting System were as follows:

Fiscal 1999           High     Low
-----------           ----     ---
1st Quarter.......... 32 1/4   26 15/16
2nd Quarter.......... 36 3/16  27 1/16
3rd Quarter.......... 39 9/16   24
4th Quarter.......... 29 9/16  26 1/2

Fiscal 1998            High      Low
-----------            ----      ---
1st Quarter........... 32 1/2    25 3/4
2nd Quarter........... 33 13/16  29 1/8
3rd Quarter........... 34 1/4    30 5/8
4th Quarter........... 34 1/2     30

  As of August 27, 1999, there were 605 stockholders of record, and the Company believes that as of such date there were approximately 6,200 beneficial owners of the Company's Common Stock, based on information provided by the Company's transfer agent. Information with respect to dividends paid on the Company's
Common Stock during the past two fiscal years is shown in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY
(In thousands, except per share amounts and Other Statistics)

                           June 26,   June 27,   June 28,   June 29,   June 30,
For the fiscal year ended   1999(A)    1998(B)    1997(C)    1996(D)    1995(E)
-------------------------  ---------  ---------  ---------  ---------  ---------
Income Statistics
Net sales................  $ 470,477  $ 355,767  $ 263,424  $ 254,954  $ 263,724
Income before income tax-
 es......................     43,742     41,405     31,380     21,055     28,492
 Percent of sales........        9.3%      11.6%      11.9%       8.3%      10.8%
 Provision for income
  taxes..................     17,291     16,471     12,731      8,306     11,818
 Percent of sales........        3.7%       4.6%       4.8%       3.3%       4.5%
Net income before equity
 in losses of invest-
 ment....................     26,451     24,934     18,649     12,749     16,674
 Percent of sales........        5.6%       7.0%       7.1%       5.0%       6.3%
 Percent of stockholders'
  equity.................       21.8%      21.8%      23.1%      16.8%      18.2%
 Per diluted common
  share..................       1.81       1.77       1.38        .86       1.09
Net income...............     26,451     24,934     18,649     11,929     16,298
 Percent of sales........        5.6%       7.0%       7.1%       4.7%       6.2%
 Percent of stockholders'
  equity.................       21.8%      21.8%      23.1%      15.7%      17.8%
 Per diluted common
  share..................       1.81       1.77       1.38        .81       1.07
Dividends per common
 share...................        .80        .80        .80        .80        .80
---------------------------------------------------------------------------------
Balance Sheet Statistics
Current assets...........  $  99,703  $ 101,060  $  68,426  $  71,334  $  77,509
Current liabilities......     45,775     50,677     33,327     27,273     32,169
Working capital..........     53,928     50,383     35,099     44,061     45,340
Current ratio............        2.2        2.0        2.1        2.6        2.4
Total assets.............    300,262    307,577    141,196    103,542    124,546
Long-term debt...........    128,000    141,000     27,000          0          0
Stockholders' equity.....    121,529    114,505     80,581     75,916     91,523
Diluted weighted average
 shares outstanding......     14,640     14,106     13,525     14,811     15,295
Book value per common
 share...................       8.65       8.01       5.92       5.42       6.16
---------------------------------------------------------------------------------
Other Financial Statis-
 tics
Capital expenditures.....  $  16,866  $  13,275  $   9,567  $   9,388  $  10,804
Depreciation and amorti-
 zation..................     24,845     15,218      9,090     10,329     12,676
---------------------------------------------------------------------------------
Other Statistics
Number of employees......      3,727      3,738      2,164      2,014      2,055
Number of stockholders...      6,200      6,000      6,000      5,800      5,600
Number of 24-month cus-
 tomers..................  2,526,000  2,507,000  1,651,000  1,535,000  1,565,000
Facilities (in square
 feet)...................  1,531,000  1,594,000    886,000    708,000    743,000

--------
(A) Included in the 1999 results is a $.3 million pretax gain, or $.01 per diluted share, from the settlement of the Company's Canadian defined benefit pension plan.
(B) Included in the 1998 results is a $.9 million pretax gain, or $.04 per diluted share, from the settlement of the Company's U.S. defined-benefit pension plan and curtailment of the Company's Canadian defined-benefit pension plan.
(C) Included in the 1997 results is a $3.8 million pretax charge, or $.17 per diluted share, related to the elimination of the Company's retail initiative with Kinko's and a $2.2 million pretax gain, or $.10 per diluted share, from the curtailment of the Company's U.S. defined-benefit pension plan.
(D) Included in the 1996 results is a $3.0 million pretax charge, or $.12 per diluted share, related to the closure of the Company's Flagstaff, Arizona manufacturing facility.
(E) Included in the 1995 results is a $2.0 million pretax charge, or $.07 per diluted share, related to integration of the Company's SYCOM subsidiary.

See the Notes to the Consolidated Financial Statements included in this Annual
   Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  New England Business Service, Inc. (the "Company") was founded in 1952, incorporated in Massachusetts in 1955 and reincorporated in Delaware in 1986. The Company designs, produces and distributes business forms, checks, envelopes, labels, greeting cards, signs, stationery and related printed products and distributes packaging, shipping and warehouse supplies, software, work clothing and other business products through direct mail, direct sales, telesales, dealers and the internet to small businesses throughout the United States, Canada, the United Kingdom and France.

  In December 1997, the Company acquired all of the outstanding common stock of Rapidforms, Inc. ("Rapidforms") for consideration of approximately $82,136,000 in cash (net of cash acquired). Rapidforms designs, produces and markets business forms, business supplies, in-store retail merchandising supplies, holiday greeting cards and promotional products sold principally by direct mail to small businesses across the United States.

  In June 1998, the Company acquired all of the outstanding common stock of McBee Systems, Inc. and all of the assets of McBee Systems of Canada, Inc. (collectively "McBee") for consideration of approximately $48,518,000 in cash (net of cash acquired) and $12,600,000 in Company common stock. McBee manufactures and markets checks and related products to small businesses in the United States and Canada through a dedicated field sales force.

  Any sentence followed by an asterisk (*) in this section constitutes a forward-looking statement which reflects the Company's current expectations. There can be no assurance the Company's actual performance will not differ materially from those projected in such forward-looking statements due to the important factors described in the section of this Management's Discussion and Analysis of Financial Condition and Results of Operations titled "Certain Factors That May Affect Future Results".

Results of Operations

1999 versus 1998

  Over the past several years the Company had made a series of acquisitions intended to augment the three segments of the Company's business. The first two segments, Printed Products--Direct Marketing and Printed Products--Direct Sales, sell primarily printed business products. The third segment, Packaging and Display Products, serves as a reseller of packing and shipping supplies and retail signage. Net sales increased $114.7 million, or 32.2%, to $470.5 million for fiscal year 1999 from $355.8 million in fiscal year 1998. The Rapidforms and McBee acquisitions during fiscal 1998 were primarily responsible for the sales increase of approximately $103.5 million, or 29.0%, in the Printed Products--Direct Marketing and Printed Products--Direct Sales segments. The remaining increase in sales, $11.2 million, or 3.2%, was attributable to growth in the Packing and Display Products segment, which was primarily the result of the Rapidforms acqusition as one of its subsidiaries is classified in this segment.

  For fiscal year 1999, cost of sales decreased to 36.6% of sales from 38.0% in fiscal year 1998. This decrease was due to an increase in revenue generated by higher margin products associated with the acquisition of McBee, increased handling charges which help offset transportation charges and increased efficiencies in the Company's U.S operating units primarily selling business forms and related printed products tied in part, to acquisition integration related efficiencies. These factors counteracted the impact of $1.4 million in costs incurred in fiscal year 1999 in conjunction with activities related to integration of manufacturing facilities among Rapidforms, McBee and the Company's other plants as well as decreasing margins due to product mix shifts away from the Company's core printed products at NEBS and Rapidforms. Cost of sales as a percentage of sales is anticipated to decrease slightly during fiscal year 2000 due to continued improvement in integration efficiencies.*

  Selling and advertising expense increased to 37.2% of sales in fiscal year 1999 from 34.2% of sales in fiscal year 1998. The increase was due primarily to the direct sales force employed by McBee which generates a higher selling and advertising expense as a percentage of sales than in the Company's other businesses. The Company also incurred $623,000 in costs during the year in connection with efforts to harmonize product offerings among Rapidforms, McBee and the Company. In addition, amortization expense related to the intangible assets of acquisitions climbed from 1.7% of sales in fiscal year 1998 to 2.6% of sales in fiscal year 1999 due to the effect of intangible assets created in the McBee acquisition and the full year impact of the Rapidforms acquisition. Selling and advertising expense as a percentage of sales is expected to increase slightly during fiscal year 2000 due to increased marketing efforts in most of the businesses.*

  General and administrative expense remained flat at 15.2% of sales in fiscal year 1999 and 1998. The year-to-year similarity was the result of a lower ratio of general and administrative expense to sales associated with the Company's McBee subsidiary, which offset $642,000 of general and administrative spending related primarily to systems integration efforts among Rapidforms, McBee and the Company. During fiscal year 1999, the Company continued to increase spending levels associated with its program to re-engineer financial and operational information systems. It should be noted that the adoption of AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," reduced amounts charged to expense in fiscal 1999 by $1,907,000. General and administrative expense as a percentage of sales is expected to increase slightly during fiscal year 2000 due to an increase in spending on information systems.*

  During fiscal year 1998, the Company amended its defined benefit pension plan for Canadian employees of NEBS Business Forms, Ltd. to freeze participation and to allow participants to rollover accrued benefits under the plan to a defined contribution retirement plan. The Company recorded a curtailment gain of $313,000 during fiscal year 1998 associated with the freeze and resultant benefit rollover. During fiscal year 1999, the Company settled this plan and recorded a settlement gain of $259,000.

  Interest expense increased over the prior year to 1.8% of sales in fiscal year 1999 compared to 1.3% of sales in fiscal year 1998. This increase in expense was attributable to debt incurred to finance the acquisitions of Rapidforms in December, 1997 and McBee in June of 1998.

  The provision for income taxes as a percentage of pretax income decreased from 39.8% in fiscal year 1998 to 39.5% in fiscal year 1999 due to a reduction in the Company's effective state tax rate.

  The Company will continue to seek opportunities to acquire companies, businesses and product lines to enhance the Company's competitive position in the marketplace or to gain access to new markets, products, competencies or technologies.* In addition, the Company is continuing to capitalize on the marketing and cost reduction opportunities presented by integration of the businesses acquired during fiscal years 1997 and 1998.* The Company will continue to seek opportunities to enhance the cost structure of the Company, to improve operating efficiencies, and to fund investments in support of the Company's strategies.*

  In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard will be adopted by the Company in fiscal year 2001. The Company is still evaluating the impact of this standard on its consolidated financial statements.

1998 versus 1997

  Net sales increased $92.4 million, or 35.1%, to $355.8 million for fiscal year 1998 from $263.4 million in fiscal year 1997. Of the net sales increase, $84.8 million, or 91.8%, was attributable to acquisitions completed during fiscal years 1998 and 1997. The acquisitions of Rapidforms and McBee during fiscal year 1998 accounted for $38.0 million and $4.7 million of the increase, respectively. The acquisitions of Chiswick Trading, Inc. and Standard Forms, Ltd. during fiscal year 1997 contributed $38.3 million and $3.8 million, respectively, to the acquisition-related net sales growth during fiscal year 1998. The balance of the net sales increase of $7.6 million was primarily attributable to price increases effected during the fiscal year and to moderate growth in certain product lines.

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

  Selling and advertising expense as a percentage of sales decreased slightly from 34.3% in fiscal year 1997 to 34.2% in fiscal year 1998. The impact of a higher ratio of selling and advertising expense to net sales in the acquired businesses and a significant increase in amortization expense associated with acquisition related intangibles was more than fully offset by improved selling and advertising efficiency in the Company's core businesses.

  General and administrative expense decreased as percentage of net sales from 17.4% in fiscal year 1997 to 15.2% in fiscal year 1998. The decline was principally the result of a lower ratio of general and administrative expense to net sales associated with the Company's newly acquired businesses and a reduction in corporate general and administrative expense during fiscal year 1998. The reductions in the ratio of general and administrative expense to net sales was partially offset by increased spending levels associated with the Company's program to reengineer its financial and operational information systems.

  During fiscal year 1998, payments related to accruals for the previous year's exit costs were completed and there were no significant changes in estimates of such exit costs.

  During fiscal year 1997, the Company amended its defined benefit pension plan for U.S.-based employees of New England Business Service, Inc. to freeze participation and to eliminate further benefit accruals. In fiscal year 1998, the Company terminated the defined benefit pension plan and settled all plan obligations. The Company recorded a plan curtailment gain of $2,187,000 and a plan settlement gain of $556,000 in fiscal years 1997 and 1998, respectively, associated with the amendment and termination of this plan.

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

  In fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share", which did not have a significant impact on the consolidated financial statements.

Year 2000

  During fiscal year 1996, the Company established a five-year plan to upgrade the majority of its critical operational information systems. This information systems reengineering plan was developed to enhance system performance and to address Year 2000 issues. The Company has experienced delays in certain facets of the reengineering effort, and, as a result, has modified its Year 2000 plan to principally focus on system remediation rather than system replacement. The Company's operational information systems have been inventoried and assessed for Year 2000 compliance, and approximately 95% of the Company's mission critical systems have been remediated as of June 26, 1999. The Company believes, based on available information, that it will be able to complete the remediation and testing of all critical operating systems by October 1999.*

  In addition, the Company is communicating with key suppliers, vendors and business partners in order to assess their ability to maintain normal operations in the Year 2000. Such key suppliers include, but are not limited to, MCI WorldCom, R.R. Donnelley and Sons, Appleton Papers, and United Parcel Service of America, Inc. To the extent that the Company is not satisfied with the status of a vendor's Year 2000 compliance or remediation plans, the Company expects to develop and implement appropriate contingency plans.* Such contingency plans will include the development of alternative sources for the product or service provided by the non-compliant vendor.* The Company is currently not aware of any major Year 2000 compliance problems with any of its key suppliers. In addition, the Company will monitor the Year 2000 activities of U.S., Canadian,

French and U.K. postal services and pertinent local and regional utilities. However, due to the lack of alternative sources for such services, the Company can make no assurances that Year 2000 related disruptions in postal, electrical or similar services would not have a material adverse effect on the Company's financial performance or long-term prospects.

  The Company has also inventoried and assessed the majority of the systems associated with the functioning of its plant, property and equipment. The date-related issues associated with the proper functioning of such assets are insignificant and are not expected to represent a material risk to the Company.* Further, the Company has approximately 2.5 million active customers, and the failure of any one customer due to a Year 2000 issue would not have a material adverse impact on the Company's financial performance or long-term prospects.*

  The Company believes the postal service and utility exposures represent the worst case scenarios. While the Year 2000 issue involves additional costs to the Company, the Company believes, based on available information, that it will be able to manage the Year 2000 transition of its internal systems without having any material adverse effect on its business operations or financial prospects.*

  The Company's cash outlays for capital improvements and period expenses associated with the information systems reengineering project and for Year 2000 compliance were projected to cumulatively total $21 million during fiscal years 1997 through 2000, the majority of which has been expensed as of June 26, 1999. Due to the modification of the Company's plans to focus on remediation rather than replacement, $6 million has been expensed for remediation in fiscal year 1999 along with $2 million of additional capital and another $1 million will be expensed in fiscal year 2000.*

  For a further discussion of the risks and uncertainties associated with the Year 2000 issue and the Company's reliance on individual third-party vendors to provide raw materials and services critical to the Company's operation, see "Certain Factors That May Affect Future Results" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

  Cash provided by operating activities amounted to $46.4 million in fiscal year 1999, approximately $3.9 million, or 9.0%, higher than the $42.5 million provided in fiscal year 1998. This increase in cash provided by operating activities was composed of a $1.5 million increase in net income and a $9.5 million increase in non-cash depreciation and amortization expense, offset in part by a comparative reduction of $9.1 million in the amount of cash provided by working capital and other non-cash adjustments to reported net income. In fiscal year 1998, cash provided by operating activities increased $4.7 million, or 12.6%, from the $37.8 million dollars provided in fiscal year 1997 due principally to a $6.3 million increase in net income and a $6.1 million increase in non-cash depreciation and amortization expense, offset in part by a comparative reduction of $7.7 million in the amount of cash provided by working capital and other non-cash adjustments to reported net income.

  Working capital as of June 26, 1999 amounted to $53.9 million including $5.5 million of cash and short-term investments. This balance represents an increase of $3.5 million from the working capital balance of $50.4 million, including cash and short-term investments of $10.8 million, at the end of fiscal year 1998. This increase in working capital is not a significant change from the prior year, as there were no acquisitions during the year, and excess cash is used to reduce outstanding debt on a timely basis.

  Working capital increased in fiscal year 1998 by $15.3 million principally due to an increase in cash provided by operating activities and the addition of the working capital balances of companies acquired during fiscal year 1998. The Company does not expect to experience any significant change to the amount of working capital investment required to support its business during fiscal year 2000.*

  Capital expenditures of $16.9 million in fiscal year 1999 represented a $3.6 million increase from the $13.3 million expended in fiscal year 1998 and a $7.3 million increase from the $9.6 million expended in fiscal year 1997. Capital expenditures over the three-year period have included significant investment in the purchase, development and implementation of information systems infrastructure and operating systems. In addition, capital expenditures in fiscal year 1999 included a $1.2 million expansion of the Company's Midland, Ontario manufacturing facility and in fiscal year 1998 included the construction of a $3.0 million telemarketing facility in Flagstaff, Arizona. The Company expects capital expenditures to approximate $18.0 million dollars in fiscal year 2000, which will include additional planned improvements in information systems infrastructure and new warehouse space being constructed in Lithia Springs, Georgia.*

  The Company repurchased 509,600 shares of the Company's common stock for $14.0 million in cash during fiscal year 1999 and 1,056,100 shares of common stock for $17.7 million in cash during fiscal year 1997. The Company did not repurchase any shares of common stock in fiscal 1998. In addition, the Company declared and paid a cash dividend of $.80 per share during each of the last three fiscal years, amounting to a total of $11.5 million in fiscal 1999, $11.0 million in fiscal 1998 and $10.7 million in fiscal 1997.

  In addition to its present cash and short-term investment balances, the Company has consistently generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. The Company currently has a committed, unsecured, revolving line of credit agreement which totals $165 million and which matures on December 18, 2002. At June 26, 1999, the Company had $128.0 million of outstanding debt under this credit facility. The credit agreement contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. As of June 26, 1999, the Company was in compliance with these provisions.

  In order to effectively fix the interest rate on a portion of the debt outstanding under the revolving line of credit, the Company has entered into interest rate swap agreements with two of the banks party to the credit agreement. These swap agreements contain notional principal amounts and other terms determined with respect to the Company's forecasts of future cash flows and borrowing requirements. At June 26, 1999, the notional principal amount outstanding of the interest rate swap agreements totaled $85 million.

  In order to minimize the Company's exposure to foreign currency fluctuations with respect to an intercompany loan to foreign subsidiaries and affiliates, the Company has entered into a short-term forward exchange rate contract with a major commercial bank in a currency amount directly corresponding to the short-term intercompany loan amount. At June 26, 1999, the Company had an outstanding forward exchange rate contract for $1.7 million worth of Pound Sterling.

  The Company anticipates that its current cash on hand, cash flow from operations and additional availability under the line of credit will be sufficient to meet the Company's liquidity requirements for its operations and capital expenditures during fiscal year 2000.* However, the Company may pursue additional acquisitions from time to time, which would likely be funded through the use of available cash, the issuance of stock, the obtaining of additional credit, or any combination thereof.*

Certain Factors That May Affect Future Results

  From time to time, the Company or its representatives have made or may make forward-looking statements that reflect the Company's current expectations, orally or in writing, in this Management's Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this Annual Report on Form 10-K, in other reports filed under the Securities Act of 1934, in press releases or in statements made with the approval of an authorized executive officer. The words or phrases "is expected," "will continue," "anticipates," "estimates," or similar expressions in any of these communications are intended to identify "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as enacted by the Private Securities Litigation Reform Act of 1995.

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

 Increasing Competition; Pressure on Price and Margins.

  The Company operates in a highly competitive marketplace, in which it competes with a variety of direct mail marketers, retailers, dealers, distributors and local printers in the marketing of business forms, checks, stationery and business supplies to small businesses. Over the course of the past decade, providers of business forms, checks, and stationery have experienced growth in excess of manufacturing capacity. In addition, the Company has faced increasing competition from low-price, high-volume office supply chain stores. Improvements in the cost and quality of printing technology have increasingly allowed dealers, distributors and local printers to gain access to products of complex design and functionality at competitive prices. The Company currently anticipates that these trends will continue. No assurance can be given that competition will not have an adverse effect on the Company's business. In addition, if any of the Company's competitors were to seek to gain or retain market share by reducing prices or increasing promotional discounting, the Company could be compelled to reduce its prices or match the discounts and thereby reduce its gross margin and profitability.

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

 Technological Change; Product Obsolescence and Risks to Competitive
Advantage.

  The Company's standardized business forms and related products are designed to provide small businesses with the financial and business records required to manage a business. Steady technological improvements have provided small businesses in several market segments with alternative means to enact and record business transactions. PC-based, point-of-sale, electronic form and electronic transaction systems have been designed to automate several of the functions performed by the Company's products. The price and performance characteristics of personal laser and ink-jet printing equipment have improved markedly in the recent past, thereby allowing small businesses a cost-competitive means to print low-quality versions of Company forms on plain paper. In addition, the internet has the potential to eliminate the Company's advantage of scale in direct marketing by providing all competitors with equal access to customers who purchase products over the Internet. In response, the Company has focused resources on the acquisition, development and procurement of new products less susceptible to technological obsolescence and has moved to develop a comprehensive electronic catalog of products to be utilized over the internet. It should be noted that the Company's small business customers have to-date proven to be relatively slow adopters of new technology which has minimized the adverse impact of these technological trends. However, the Company can give no assurance that continued technological change will not have a material adverse impact on the long-term prospects for the Company's business.

 Paper Costs and Postal Rates; Risks to Margins.

  The cost of paper used to produce the Company's products, catalogs and advertising materials constitutes, directly or indirectly, a significant percentage of consolidated revenues. In addition, the Company is reliant on the U.S. Postal Service for delivery of most of the Company's promotional materials. Until recently, coated paper costs for promotional materials have increased steadily. In addition, certain segments of the paper market periodically have demonstrated considerable price volatility. Postal rates for third class mail have also increased sporadically and at times significantly in the past decade. The Company has been able to counteract the impact of postal and paper cost increases with cost reduction programs and selected product price increases. Due to increased competition in the small business forms, checks, stationery and supplies marketplace, no assurance can be given that the Company will be able to increase product pricing to compensate for future paper or postal cost increases. The inability to raise prices in response to paper or postal cost increases could reduce the Company's operating profitability and net income.

 Customer Preferences; Investment Requirements & Sales Risk.

  The Company's core business is the direct marketing, manufacturing and distribution of standardized forms, checks, and related products to small businesses. Newly-formed small business owners are increasingly demanding custom and color-coordinated products to create an image in addition to enabling the management of business transactions. The relative prices charged by local printers, contract printers and dealers for providing these custom and full-color printed products have been declining due to technological advances in composition systems and printing equipment. As a direct result, the cost advantage inherent to the Company's standardized forms and related printed products has declined. The Company is responding with focused investment in the infrastructure required to sell, compose, print and distribute custom and full-color products. In addition, the Company expects to continue to invest in its direct sales, dealer and internet-based channels that more readily support the interactive marketing required to sell custom and full-color products. However, the Company can give no assurance that the rate of decline in demand for standardized forms and related printed products will not accelerate, or that the Company will be able to maintain its inherent cost advantage. If any of such potential risks materialize, the Company's future net sales and net income could be materially adversely affected.

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

 Governmental Regulations; Sales Risk.

  Future governmental legislation or regulation including, but not limited to, the following potential regulatory actions have the potential to have a material adverse impact on the Company's business prospects: 1) enactment of privacy laws could constrain the Company's ability to mail promotional materials or to telemarket to small businesses; 2) modification to U.S. Postal Service regulations with the effect of increasing postal rates or reducing postal delivery efficiency could have an adverse impact on the Company's marketing efforts; and 3) institution of a "general sales tax", "value added tax" or similar national tax could reduce demand for the Company's products. Although the Company has no current knowledge or belief that such adverse regulation, of a material nature, is pending or imminent, it can make no assurance that adverse governmental regulation will not have a material adverse impact on the Company's business in the future.

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

 Operating Systems; Disasters and Disruptions.

  The Company has become increasingly dependent upon its manufacturing, administrative and computer processing infrastructure and operations to support its high volume of small dollar value orders on an efficient, cost competitive and profitable basis. The Company has implemented commercially reasonable safeguards to reduce the likelihood of property loss or service disruptions and has secured property and business interruption insurance to minimize the adverse financial consequences arising from a select group of risks. However, the Company can make no assurances that its infrastructure and operations are not susceptible to loss or disruption, whether caused by (i) intentional or unintentional acts of Company personnel or third party service providers, or (ii) natural disasters including, but not limited to, earthquakes, fire or severe storms. In addition, the Company can make no assurance that its insurance coverage will adequately respond to all potential causes of property loss or service disruption. In the event that any such acts or disasters lead to property loss or operating system disruption for which property and business interruption insurance coverage is unavailable or insufficient, the Company's financial performance and long-term prospects could be materially adversely affected.

 Computer Systems; Year 2000 Impact.

  The Company and its vendors have become increasingly reliant on computer systems to process transactions and to provide relevant business information. The majority of computer systems designed prior to the mid-1990s are susceptible to a well-publicized problem associated with an inability to process date-related information beyond the Year 2000. Without proactive modifications to routines and programs, many systems of the Company and its vendors could be rendered useless in January, 2000. The Company has created a comprehensive plan to address the Year 2000 issue with respect to both internal systems and to systems employed by critical vendors. However, the Company can make no assurance that all Year 2000 risks to Company and critical vendor systems can be identified and successfully negated through modification of existing programs or other means prior to January, 2000. In the event that any Year 2000 program deficiencies remain undetected, or in the event that any programming modifications do not adequately address the Year 2000 issues, the Company or its vendors could experience critical operating system failures. Any such operating system failures could have a material adverse impact on the Company's financial performance and long-term prospects.

 Raw Materials and Services; Reliance on Certain Vendors.

  The Company has become increasingly reliant on certain individual third-party vendors to provide raw materials and services critical to the Company's operations in order to gain the advantage of volume-related favorable pricing and, in some instances, favorable contract terms. Such critical vendors and the nature of the products or services provided include, but are not limited to, governmental postal services for the delivery of marketing materials and in some countries, customer packages, MCI WorldCom for the provision of toll-free telephone services, R.R. Donnelley and Sons, Inc. for printing and processing of marketing materials, Appleton Papers, Inc. for carbonless paper, and United Parcel Service of America, Inc. for product delivery services in the U.S. In the past, the Company has been adversely affected by disruption in the services provided or lack of availability of the products produced by its critical vendors resulting from a variety of factors including labor actions, inclement weather, disasters, systems failures and market conditions. The Company can make no assurance that its critical vendors will remain capable of providing the level of service or quantity of product required to support the Company's business, or that the Company could immediately identify alternative sources for provision of the product or service on a similar cost basis. Any such service disruption or product shortage could have a material adverse impact on the Company's operating performance and net income.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to a number of market risks, primarily due to the effects of changes in foreign currency exchange rates and interest rates. Investments in and loans and advances to foreign subsidiaries and branches, and their resultant operations, denominated in foreign currencies, create exposures to changes in exchange rates. The Company's utilization of its revolving line of credit (which carries a variable interest rate) creates an exposure to changes in interest rates. The effect, however, of changes in exchange rates and interest rates on the Company's earnings generally has been small relative to other factors that also affect earnings, such as business unit sales and operating margins. This is because (i) foreign earnings have not been repatriated, the magnitude of foreign currency transactions has been minimal and forward foreign currency contracts have been entered into to hedge foreign exchange fluctuations; (ii) interest rates have not fluctuated significantly and a significant portion of the Company's borrowings are fixed through interest swaps. The Company does have a component of its borrowings that is not hedged. A 10% upward movement in interest rates would impact earnings and cash flows by approximately $1.6 million dollars. For more information on these market risks and financial exposures, see the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. The Company does not hold or issue financial instruments for trading, profit or speculative purposes.

  In order to minimize the Company's exposure to foreign currency fluctuations with respect to a short-term intercompany loan created to fund the operating cash requirements of the Company's European operations (see the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-
K), the Company has entered into a forward exchange rate contract for the amount of the loan and associated interest. The currency hedged is the British pound. While there is no specified repayment date for the loan, the forward exchange rate contract is of limited duration and is replaced periodically as it matures.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company will furnish to the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended June 26, 1999 a definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held on October 22, 1999. The information required by this Item concerning the directors of the Company is incorporated by reference to "Election of Directors" in the Proxy Statement. The information required by this Item concerning the executive officers of the Company appears in Part I,
Item 4.1 to this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

  Information regarding compliance with Section 16(a) beneficial ownership reporting requirements is located in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference to "Election of Directors" and "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference to "Voting Securities" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated by reference to "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  The following documents are filed as part of this report:

  (a)(1) Consolidated Financial Statements

                                                                            Page
                                                                            ----
New England Business Service, Inc. and Subsidiaries
Consolidated Balance Sheets as of June 26, 1999 and June 27, 1998.........   F-2
Statements of Consolidated Income and Comprehensive Income for the fiscal
 years ended June 26, 1999, June 27, 1998 and June 28, 1997...............   F-3
Statements of Consolidated Stockholders' Equity for the fiscal years ended
 June 26, 1999, June 27, 1998 and June 28, 1997...........................   F-4
Statements of Consolidated Cash Flows for the fiscal years ended June 26,
 1999, June 27, 1998 and
 June 28, 1997............................................................   F-5
Notes to Consolidated Financial Statements................................   F-6
Independent Auditors' Report..............................................  F-19

  (a)(2) Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts.............................. F-20

  Schedules I, III, IV and V are omitted as they are not applicable or required under Regulation S-X.

  (a)(3) List of Exhibits

  Exhibits required to be filed by Item 601 of Regulation S-K are listed in the exhibit index beginning on page X-1.

  (b) Reports on Form 8-K

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

                                          New England Business Service, Inc.
                                           (Registrant)

                                                   /s/ Robert J. Murray
                                          By: _________________________________
                                               (Robert J. Murray, Chairman,
                                                         President
                                               and Chief Executive Officer)

Date: September 10, 1999
                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS that each of the undersigned officers and directors of New England Business Service, Inc., a Delaware corporation (the "Company"), hereby constitutes and appoints Robert J. Murray and Daniel M. Junius, and each of them, with full power to act without the other, his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities (until revoked in writing) to sign the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1999, and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                Name                           Title                 Date

        /s/ Robert J. Murray           Chairman, President      September 10,
-------------------------------------   and Chief Executive          1999
         (Robert J. Murray)             Officer and
                                        Director (Principal
                                        Executive Officer)

           /s/ Neil S. Fox             Director                 September 10,
-------------------------------------                                1999
            (Neil S. Fox)

         /s/ Robert L. Gable           Director                 September 10,
-------------------------------------                                1999
          (Robert L. Gable)

        /s/ Benjamin H. Lacy           Director                 September 10,
-------------------------------------                                1999
         (Benjamin H. Lacy)

        /s/ Herbert W. Moller          Director                 September 10,
-------------------------------------                                1999
         (Herbert W. Moller)

        /s/ Richard H. Rhoads          Director                 September 10,
-------------------------------------                                1999
         (Richard H. Rhoads)

         /s/ Brian E. Stern            Director                 September 10,
-------------------------------------                                1999
          (Brian E. Stern)

         /s/ M. Anne Szostak           Director                 September 10,
-------------------------------------                                1999
          (M. Anne Szostak)

        /s/ Daniel M. Junius           Senior Vice              September 10,
-------------------------------------   President-Chief              1999
         (Daniel M. Junius)             Financial Officer
                                        and Treasurer
                                        (Principal
                                        Financial and
                                        Accounting Officer)

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
New England Business Service, Inc. and Subsidiaries

Consolidated Balance Sheets as of June 26, 1999 and June 27, 1998.........   F-2

Statements of Consolidated Income and Comprehensive Income for the fiscal
 years ended June 26, 1999, June 27, 1998 and June 28, 1997...............   F-3

Statements of Consolidated Stockholders' Equity for the fiscal years ended
 June 26, 1999, June 27, 1998 and June 28, 1997...........................   F-4

Statements of Consolidated Cash Flows for the fiscal years ended June 26,
 1999, June 27, 1998 and June 28, 1997....................................   F-5

Notes to Consolidated Financial Statements................................   F-6

Independent Auditors' Report..............................................  F-19

Schedule II Valuation and Qualifying Accounts.............................  F-20

              NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        June 26, 1999 and June 27, 1998
                  (In thousands of dollars except share data)

                                                    June 26, 1999 June 27, 1998
                                                    ------------- -------------
                      ASSETS
Current Assets:
Cash and cash equivalents.........................    $  5,484      $ 10,823
Accounts receivable (less allowance for doubtful
 accounts of $4,899 in 1999 and $4,257 in 1998)...      52,546        50,985
Inventories.......................................      21,538        20,970
Direct mail advertising materials, net and prepaid
 expenses.........................................      12,946        12,289
Deferred income tax benefit.......................       7,189         5,993
                                                      --------      --------
   Total current assets...........................      99,703       101,060
Property and Equipment:
 Land and buildings...............................      42,169        35,712
 Equipment........................................     103,453        96,250
                                                      --------      --------
 Property and equipment...........................     145,622       131,962
 Less accumulated depreciation....................     (90,450)      (80,032)
                                                      --------      --------
  Property and equipment, net.....................      55,172        51,930
Property Held for Sale............................         839         1,131
Deferred Income Tax Benefit.......................       6,353         2,652
Goodwill, net.....................................      62,626        75,586
Tradenames, net...................................      31,610        30,332
Customer Lists, net...............................      31,590        43,878
Other Assets......................................      12,369         1,008
                                                      --------      --------
   Total..........................................    $300,262      $307,577
                                                      ========      ========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable..................................    $ 15,478      $ 16,038
Federal and state income taxes....................         --          2,733
Accrued profit-sharing/bonus distribution.........       2,496         2,426
Accrued payroll expense...........................      11,245         8,794
Accrued employee benefit expense..................       4,990         3,305
Accrued exit costs/restructuring charge...........       1,135         5,389
Deferred income taxes.............................       2,068         1,879
Other accrued expenses............................       8,363        10,113
                                                      --------      --------
   Total current liabilities......................      45,775        50,677
Revolving Line of Credit..........................     128,000       141,000
Deferred Income Taxes.............................       4,958         1,395
Commitments and Contingencies
Stockholders' Equity:
Preferred stock
Common stock, par value, $1 per share--authorized,
 40,000,000 shares; issued, 15,358,436 shares in
 1999 and 15,185,240 shares in 1998; outstanding,
 14,053,634 shares in 1999 and 14,300,533 shares
 in 1998..........................................      15,358        15,185
Additional paid-in capital........................      49,500        44,559
Accumulated other comprehensive loss..............      (2,654)       (2,337)
Retained earnings.................................      86,902        71,962
                                                      --------      --------
   Total..........................................     149,106       129,369
Less treasury stock, at cost--1,304,802 shares in
 1999 and 884,707 shares in 1998..................     (27,577)      (14,864)
                                                      --------      --------
   Total stockholders' equity.....................     121,529       114,505
                                                      --------      --------
   Total..........................................    $300,262      $307,577
                                                      ========      ========

See notes to consolidated financial statements.

              NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

           STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME

   For the Fiscal Years Ended June 26, 1999, June 27, 1998 and June 28, 1997
                      (In thousands except per share data)

                                                     1999      1998      1997
                                                   --------  --------  --------
Net Sales......................................... $470,477  $355,767  $263,424
Operating Expenses:
  Cost of sales including shipping costs..........  172,241   135,225    94,048
  Selling and advertising.........................  175,026   121,571    90,367
  General and administrative......................   71,454    54,101    45,949
  Exit costs......................................      --        --      3,803
                                                   --------  --------  --------
    Total operating expenses......................  418,721   310,897   234,167
                                                   --------  --------  --------
Income From Operations............................   51,756    44,870    29,257
Other Income (Expense):
  Interest income.................................      221       237       420
  Interest expense................................   (8,494)   (4,571)     (484)
  Gain on pension curtailment/settlement..........      259       869     2,187
                                                   --------  --------  --------
    Total other income (expense)..................   (8,014)  ( 3,465)    2,123
                                                   --------  --------  --------
Income Before Income Taxes........................   43,742    41,405    31,380
Provision For Income Taxes........................   17,291    16,471    12,731
                                                   --------  --------  --------
Net Income........................................   26,451    24,934    18,649
Other Comprehensive Loss..........................     (317)     (575)       (1)
                                                   --------  --------  --------
Comprehensive Income.............................. $ 26,134  $ 24,359  $ 18,648
                                                   ========  ========  ========
Per Share Amounts:
  Basic earnings per share........................ $   1.84  $   1.81  $   1.39
                                                   ========  ========  ========
  Diluted earnings per share...................... $   1.81  $   1.77  $   1.38
                                                   ========  ========  ========
  Dividends....................................... $    .80  $    .80  $    .80
                                                   ========  ========  ========
Basic Weighted Average Shares Outstanding.........   14,352    13,781    13,397
  Plus incremental shares from assumed conversion
   of stock options...............................      288       325       128
                                                   --------  --------  --------
Diluted Weighted Average Shares Outstanding.......   14,640    14,106    13,525
                                                   ========  ========  ========

See notes to consolidated financial statements.

              NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

   For the Fiscal Years Ended June 26, 1999, June 27, 1998 and June 28, 1997
                                 (In thousands)

                           Common Stock
                              Issued
                          --------------             Accumulated
                          Number At Par  Additional     Other
                            of    Value   Paid-In   Comprehensive Retained  Treasury
                          Shares Amount   Capital       Loss      Earnings   Stock     Total
                          ------ ------- ---------- ------------- --------  --------  --------
Balance, June 29, 1996..  14,005 $14,005  $13,603      $(1,761)   $ 50,069  $      0  $ 75,916
Issuance of common stock
 to employees pursuant
 to stock plans
 including tax benefit..     246     246    4,899                                877     6,022
Issuance of common stock
 to acquire a business..     365     365    8,035                                        8,400
Dividends paid..........                                           (10,694)            (10,694)
Acquisition of treasury
 stock..................                                                     (17,711)  (17,711)
Foreign currency
 translation
 adjustment.............                                    (1)                             (1)
Net income..............                                            18,649              18,649
                          ------ -------  -------      -------    --------  --------  --------
Balance, June 28, 1997..  14,616  14,616   26,537       (1,762)     58,024   (16,834)   80,581
Issuance of common stock
 to employees pursuant
 to stock plans
 including tax benefit..     187     187    5,804                              1,970     7,961
Issuance of common stock
 to acquire a business..     382     382   12,218                                       12,600
Dividends paid..........                                           (10,996)            (10,996)
Foreign currency
 translation
 adjustment.............                                  (575)                           (575)
Net income..............                                            24,934              24,934
                          ------ -------  -------      -------    --------  --------  --------
Balance, June 27, 1998..  15,185  15,185   44,559       (2,337)     71,962   (14,864)  114,505
Issuance of common stock
 to employees pursuant
 to stock plans
 including tax benefit..     173     173    4,941                              1,318     6,432
Dividends paid..........                                           (11,511)            (11,511)
Acquisition of treasury
 stock..................                                                     (14,031)  (14,031)
Foreign currency
 translation
 adjustment.............                                  (317)                           (317)
Net income..............                                            26,451              26,451
                          ------ -------  -------      -------    --------  --------  --------
Balance, June 26, 1999..  15,358 $15,358  $49,500      $(2,654)   $ 86,902  $(27,577) $121,529
                          ====== =======  =======      =======    ========  ========  ========

See notes to consolidated financial statements.

              NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

   For the Fiscal Years Ended June 26, 1999, June 27, 1998 and June 28, 1997
                           (In thousands of dollars)

                                                   1999       1998       1997
                                                 ---------  ---------  --------
Cash Flows From Operating Activities:
Net income.....................................  $  26,451  $  24,934  $ 18,649
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation.................................     12,432      9,296     8,280
  Amortization.................................     12,413      5,922       810
  Gain on pension settlement/curtailment.......       (259)      (869)   (2,187)
  (Gain)/loss on disposal of equipment.........        514        (94)      935
  Deferred income taxes........................       (640)     1,852     2,569
  Exit costs...................................     (2,875)    (1,119)     (381)
  Provision for losses on accounts receivable..      4,151      3,293     2,612
  Employee benefit charges.....................      3,003      3,980      (143)
  Changes in assets and liabilities, net of
   acquisitions:
    Accounts receivable........................     (5,685)    (3,332)       61
    Inventories and advertising material.......     (2,466)    (1,503)    2,566
    Prepaid expenses...........................      1,244      2,054      (732)
    Accounts payable...........................         32     (3,908)      852
    Income taxes payable.......................     (2,750)     2,228     2,198
    Other accrued expenses.....................        792       (205)    1,674
                                                 ---------  ---------  --------
      Net cash provided by operating
       activities..............................     46,357     42,529    37,763
Cash Flows From Investing Activities:
Additions to property and equipment............    (16,866)   (13,275)   (9,567)
Acquisition of businesses--net of cash
 acquired......................................       (256)  (131,596)  (40,174)
Proceeds from sale of facilities and
 equipment.....................................        877        262       406
Proceeds from sale of other assets.............        140        --        --
Investment in other assets.....................        (20)      (371)      --
Purchases of investments.......................        --      (1,561)   (3,800)
Proceeds from sale and maturities of
 investments...................................        --       2,023    14,199
                                                 ---------  ---------  --------
      Net cash used by investing activities....    (16,125)  (144,518)  (38,936)
Cash Flows From Financing Activities:
Repayment of debt..............................   (113,500)   (25,650)  (13,495)
Proceeds from credit line--net of issuance
 costs.........................................    100,500    138,900    39,342
Proceeds from issuance of common stock.........      2,923      3,469     4,486
Acquisition of treasury stock..................    (14,031)       --    (17,711)
Dividends paid.................................    (11,511)   (10,996)  (10,694)
                                                 ---------  ---------  --------
      Net cash provided (used) by financing
       activities..............................    (35,619)   105,723     1,928
Effect of Exchange Rate Changes on Cash........         48       (276)      102
                                                 ---------  ---------  --------
Net Increase (Decrease) in Cash and Cash
 Equivalents...................................     (5,339)     3,458       857
Cash and Cash Equivalents at Beginning of
 Year..........................................     10,823      7,365     6,508
                                                 ---------  ---------  --------
Cash and Cash Equivalents at End of Year.......  $   5,484  $  10,823  $  7,365
                                                 =========  =========  ========
Supplemental Cash Flow Disclosure:
Interest paid..................................  $   8,867  $   3,791  $    365
                                                 =========  =========  ========
Income taxes paid..............................  $  20,232  $  11,574  $  7,553
                                                 =========  =========  ========
Stock issued in connection with acquisitions...  $     --   $  12,600  $  8,400
                                                 =========  =========  ========
Stock issued pursuant to employee benefit
 plans.........................................  $   2,774  $   3,836  $  1,123
                                                 =========  =========  ========

See notes to consolidated financial statements.

              NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

  Description of Business and Basis of Consolidation--The financial statements include the accounts of New England Business Service, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company sells primarily printed business products such as checks and business forms through a variety of channels and also serves as a reseller of packaging and shipping supplies and retail signage.

  Foreign Currency Translation--The financial statements of the Company's foreign subsidiaries are measured in the respective subsidiary's functional currency and then translated into U.S. dollars. All balance sheet accounts have been translated using the year-end rate of exchange, while income statement accounts have been translated using the average rates prevailing throughout the year. Resulting translation gains or losses are accumulated in a separate component of stockholders' equity entitled "Accumulated other comprehensive loss." Foreign currency transaction gains and losses, including those related to intercompany transactions, are recorded directly in the income statement and are immaterial.

  Cash and Cash Equivalents--The Company considers its holdings in short-term money market accounts and certificates of deposit with an original maturity of three months or less to be cash equivalents.

  Inventories--Inventories are generally carried at the lower of first-in, first-out cost or market. At year end, inventories consisted of:

                                                           1999        1998
                                                        ----------- -----------
   Raw paper........................................... $ 1,692,000 $ 1,622,000
   Business forms and related office products..........  19,846,000  19,348,000
                                                        ----------- -----------
     Total............................................. $21,538,000 $20,970,000
                                                        =========== ===========

  Direct Mail Advertising--The Company expenses the production costs of advertising at the time the advertising is initiated, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefit; this period is generally not in excess of six months. Direct-response advertising consists primarily of product catalogs and associated mailing costs. As of June 26, 1999 and June 27, 1998, $8,400,000 and $6,578,000, respectively, was reported as direct advertising assets. Advertising expense included in selling and advertising was approximately $56,680,000 in 1999, $46,271,000 in 1998, and $36,411,000 in 1997.

  Property and Equipment--Property and equipment are carried at cost. Depreciation is computed over the estimated useful lives (three to twenty years) of the assets using the straight-line method. Property held for sale is stated at the lower of cost or estimated net realizable value.

  Goodwill--Goodwill acquired is being amortized on a straight-line basis over periods of 20 to 40 years. Accumulated amortization amounted to $3,369,000 and $1,649,000 at June 26, 1999 and June 27, 1998, respectively.

  Customer Lists, Tradenames and Other Assets--Customer lists, tradenames and other assets are amortized using the straight-line method or the effective-interest method over their estimated lives. The range of estimated lives and accumulated amortization balances for each category of assets are as follows:

                                                           1999         1998
                                                       Accumulated  Accumulated
   Description                                Lives    Amortization Amortization
   -----------                              ---------- ------------ ------------
   Customer lists.......................... 2-18 years $14,861,000   $6,509,000
   Tradenames.............................. 40 years     1,090,000      268,000
   Other assets:
    Covenant not to compete................ 5 years        270,000      150,000
    Debt issue costs....................... 5 years        175,000       62,000
    Assembled workforce.................... 6 years        885,000          --
    Bank referral agreements............... 20 years       401,000          --

  Revenue Recognition--Revenue from sales is recognized when a product is shipped.

  Income Taxes--The provision for income taxes is determined based upon the Company's computed total income tax obligation for the year and the change in the Company's deferred tax balances from year to year. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Such deferred tax assets and liabilities are also adjusted to reflect changes in the U.S. and applicable foreign tax laws when enacted. Future tax benefits are recognized to the extent realization of such benefit is more likely than not to occur.

  Significant Estimates--In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. The primary estimates underlying the Company's consolidated financial statements include allowances for doubtful accounts, inventory obsolescence, deferrals of mail advertising costs, accruals for bonuses, recoverability of deferred tax assets, goodwill and other intangible assets. Actual results may differ from these estimates.

  Per Share Amounts--Basic earnings per share amounts are computed based upon the weighted average number of shares of common stock outstanding during each fiscal year. Diluted earnings per share amounts are computed by also giving consideration to potentially dilutive stock options outstanding. A reconciliation of outstanding shares is shown on the statements of consolidated income and comprehensive income.

  Concentration of Credit Risk--The Company extends credit to approximately
1.8 million geographically dispersed customers on an unsecured basis in the normal course of business. No individual industry or industry segment is significant to the Company's customer base. The Company has in place policies governing the extension of credit and collection of amounts due from customers.

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

  The Company has entered into interest rate swaps that qualify as matched swaps that are linked by designation with a balance sheet liability and have opposite interest rate characteristics of such balance sheet item. Matched interest rate swaps qualify for settlement accounting. Under settlement accounting, periodic net cash settlements under the swap agreements are recognized in income on an accrual basis. These settlements are offset against interest expense in the statements of consolidated income and comprehensive income.

  Impairment of Long-Lived Assets--The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." There were no adjustments to the carrying value of any long-lived assets in 1999, 1998 or 1997.

  Accounting for Stock-Based Compensation--SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic-value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

  New Accounting Pronouncements--In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company has adopted this statement in the current fiscal year. In fiscal year 1999, approximately $1,907,000 in costs which previously would have been expensed have been capitalized under the caption "Property and equipment, net." The AICPA has also issued SOP 98-5 "Reporting on the Costs of Start-Up Activities." The policies promulgated by this statement had previously been followed by the Company, and thus, the implementation did not impact the consolidated financial statements.

  In June, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard will be adopted by the Company in fiscal year 2001. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

  Reclassifications--Certain reclassifications have been made to the 1998 and 1997 financial statements to conform with the 1999 presentation.

2. Acquisitions

 Fiscal 1997 Acquisitions

  On January 8, 1997, the Company acquired the outstanding stock of Standard Forms Limited ("SFL"), a U.K.-based company, for approximately $4,300,000. The Company incurred acquisition fees of approximately $300,000 in connection with the acquisition. SFL markets business forms and stationery by direct mail and through a direct sales force, principally to automotive accounts in the U.K. and in France. The acquisition was accounted for using the purchase method of accounting. Accordingly, SFL's results of operations are included in the accompanying financial statements from the date of acquisition. The excess purchase price, including acquisition costs, over the fair value of the net tangible assets acquired, was $4,952,000, of which $1,000,000 was allocated to SFL's customer list and the balance of $3,952,000 to goodwill. The goodwill is being amortized over a period of 25 years.

  On March 31, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Chiswick Trading, Inc. ("Chiswick") for consideration of approximately $34,600,000 in cash (net of cash acquired), and 365,217 shares of Company common stock valued at approximately $8,400,000, for an aggregate purchase price of approximately $43,000,000. The Company incurred acquisition fees of approximately $400,000 in connection with the acquisition. Chiswick markets retail and industrial packaging, and shipping and warehouse supplies, sold primarily to small wholesalers, manufacturers and retailers. The acquisition was accounted for using the purchase method of accounting. Accordingly, Chiswick's results of operations are included in the accompanying financial statements from the date of acquisition. The purchase price, including acquisition costs, was allocated to the net tangible assets acquired based on the fair value of such assets and liabilities. The excess cost over fair value of the net tangible assets acquired was $34,724,000, of which $6,000,000 was allocated to customer lists, $1,000,000 to a non-compete agreement and the balance of $27,724,000 to goodwill. The goodwill is being amortized over a period of 40 years.

 Fiscal 1998 Acquisitions

  On December 23, 1997, the Company acquired all of the outstanding common stock of Rapidforms, Inc. ("Rapidforms") for consideration of approximately $82,136,000 in cash (net of cash acquired). The Company also incurred fees of approximately $407,000 in connection with the acquisition. Rapidforms and its subsidiaries collectively sell business forms, stationery, merchandising products and office supplies primarily by direct mail to small businesses throughout the United States. The acquisition was accounted for using the purchase method of accounting. Accordingly, Rapidforms' results of operations are included in the accompanying financial statements from the date of acquisition. The purchase price, including acquisition costs, was allocated to the net tangible assets acquired based on the fair value of such assets and liabilities. The excess cost over fair value of the net tangible assets acquired was $63,009,000, of which $21,000,000 was allocated to customer lists, $15,700,000 to tradenames, and the balance of $26,309,000 to goodwill. The goodwill is being amortized on a straight-line basis over a period of 40 years, while customer lists and the tradenames arising from this transaction are being amortized over their respective useful lives.

  As part of the purchase accounting for the Rapidforms acquisition and included in the allocation of the acquisition costs, a liability of $2,910,000 was recorded to cover the anticipated costs related to a plan to close redundant Rapidforms manufacturing and warehouse facilities and to reduce manufacturing personnel. Approximately $2,610,000 of the liability is related to employee termination benefits, and approximately $300,000 is related to termination of certain contractual obligations. The liability associated with the Rapidforms integration plan remaining as of June 26, 1999 was $188,000.

  On June 3, 1998, the Company acquired all of the outstanding common stock of McBee Systems, Inc. and all of the assets of McBee Systems of Canada, Inc. (collectively "McBee") for consideration of approximately $48,518,000 in cash (net of cash acquired), and 382,352 shares of Company common stock valued at approximately $12,600,000, for an aggregate purchase price of $61,118,000. The Company also incurred fees of approximately $780,000 in connection with the acquisition. McBee manufactures and markets a line of checks and related products to small businesses throughout the United States and Canada through a dedicated field sales force. The acquisition was accounted for using the purchase method of accounting. Accordingly, McBee's results of operations are included in the accompanying financial statements from the date of acquisition. The purchase price, including acquisition costs, was allocated to the net tangible assets acquired based on the fair value of such assets and liabilities. The excess cost over fair value of the net tangible assets acquired was $52,898,000, of which $15,600,000 was allocated to customer lists, $15,600,000 to tradenames, $4,900,000 to an assembled work force, $7,400,000 to bank referral agreements, and the balance of $9,398,000 to goodwill. The goodwill is being amortized on a straight-line basis over a period of 40 years, while customer lists, the assembled work force, the bank referral agreements and the tradenames arising from this transaction are being amortized over their respective useful lives.

  As part of the purchase accounting for the McBee acquisition and included in the allocation of the acquisition costs, a liability of $1,642,000 was recorded to cover the anticipated costs (primarily employee termination benefits) related to a plan to close redundant McBee manufacturing and warehouse facilities and to reduce manufacturing personnel. The liability associated with the McBee integration plan remaining as of June 26, 1999 was $947,000.

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

                                                          1998         1997
                                                      ------------ ------------
     Net sales....................................... $457,581,000 $443,182,000
     Net income......................................   24,961,000   18,932,000
     Net income per diluted share....................         1.73         1.34

3. Debt Obligations and Leases

  The Company had previously entered into a five year, $165,000,000, committed, unsecured, revolving line of credit agreement that expires on December 18, 2002. Under this credit agreement, the Company has the option to borrow at the Eurodollar rate plus a spread or the agent bank's base lending rate prevailing from time to time. The effective interest rate as of June 26, 1999 was 5.60%. The credit agreement contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. At June 26, 1999, $128,000,000 was outstanding under this line. Debt issuance costs incurred in connection with this facility are amortized over the term of the agreement using the effective-interest method.

  The Company leases facilities and equipment under long-term operating leases with non-related parties. The future minimum rental commitments for operating leases of certain facilities and equipment are as follows:

            Fiscal Year Ended June
            ----------------------
            2000.............................. $6,128,000
            2001..............................  4,333,000
            2002..............................  2,674,000
            2003..............................  2,572,000
            2004..............................  2,656,000
            Thereafter........................  7,517,000

  Total rental expense was $6,587,000, $2,988,000, and $1,053,000, in 1999,
1998, and 1997, respectively. Included in those amounts were payments for properties leased from a former executive officer of $1,171,000, $998,000 and $184,000 in 1999, 1998 and 1997, respectively.

4. Financial Instruments

  In order to minimize exposure to foreign currency fluctuations with respect to short-term, dollar-based intercompany loans to fund SFL's operations (see Notes 1 and 2), the Company has entered into forward exchange rate contracts for the amount of the loans and associated interest. At June 26, 1999, the Company had an outstanding forward rate contract for $1,700,000 worth of Pound Sterling. The fair value of this contract was nominal at the end of the year. Gains or losses on this contract and those previously closed have been immaterial.

  The Company has entered into interest rate swap agreements with two major commercial banks in order to effectively convert the interest rate of a portion of the Company's outstanding revolving credit debt from a Eurodollar-based floating rate to a fixed rate. The agreements expire on different dates, and the total notional principal amount decreases over time. Although the Company is exposed to credit and market risk in the event of future non-performance by any of the banks, management has no reason to believe that such an event will occur. Information regarding the agreements as of June 26, 1999 follows:

                                         Fixed       Fair        Agreement
     Notional Principal Amount       Interest Rate   Value    Expiration Date
     -------------------------       ------------- ---------  ----------------
     $45,000,000....................     5.79%     $(129,800)   June 8, 2001
      40,000,000....................     5.62%        (7,500) January 30, 2001

  As of June 26, 1999 and June 27, 1998, the carrying value of all other financial instruments approximated fair value.

5. Equity Transactions

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

  During fiscal 1997, the Company repurchased 1,015,100 shares of the Company's common stock for approximately $16,679,000, which completed a repurchase authorized in April 1996. On October 25, 1996, the Company's Board of Directors authorized the repurchase of up to two million shares of the Company's common stock over a two year period. As of June 28, 1997, 41,000 shares had been purchased under the October 1996 repurchase plan at a cumulative cost of approximately $1,032,000, and no additional purchases were made during 1998 or 1999 under that plan. On October 23, 1998, the Company's Board of Directors authorized the repurchase of up to two million additional shares of the Company's common stock over a two year period, replacing the October, 1996 authorization. As of June 26, 1999, 509,600 shares had been purchased under the October, 1998 authorization, at a cumulative cost of $14,030,743.

6. Stock Options

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

  Under the terms of the Company's stock option plans, options are granted to purchase stock at fair market value on the date of the option grant. Options granted have been exercisable in full in terms of up to nine years from the date of grant and the options expire no later than ten years from the date of grant. Generally, the options vest and become exercisable over a four year period, commencing one year after the grant date. As of June 26, 1999, 2,759,083 shares of common stock are reserved for issuance under the Company's stock option plans, of which 2,210,111 are subject to outstanding options and 548,972 remain available for future option grants.

  Options for 1,053,769 shares, 854,907 shares and 624,538 shares were immediately exercisable under all option arrangements at June 26, 1999, June 27, 1998 and June 28, 1997, respectively. There were no outstanding stock appreciation rights under any of the plans during 1999, 1998 or 1997.

  A summary of stock option activity under the Company's stock option plans during 1999, 1998, and 1997 follows:

                                                                    Weighted-
                                        Number of    Per Share       Average
                                         Shares     Option Price  Exercise Price
                                        ---------  -------------- --------------
   June 29, 1996....................... 1,299,709  $14.75 - 25.25     $18.47
     Granted...........................   720,432   15.38 - 26.38      21.69
     Exercised.........................  (245,436)  14.75 - 22.25      17.31
     Expired...........................  (112,210)  15.38 - 25.25      21.45
                                        ---------
   June 28, 1997....................... 1,662,495   14.75 - 26.38      19.89
     Granted...........................   470,500   29.13 - 33.13      30.69
     Exercised.........................  (180,890)  14.75 - 25.75      18.59
     Expired...........................   (60,235)  15.38 - 30.00      20.66
                                        ---------
   June 27, 1998....................... 1,891,870   14.75 - 33.13      22.66
     Granted...........................   597,452   28.88 - 33.88      28.03
     Exercised.........................  (188,344)  14.75 - 30.00      19.03
     Expired...........................   (90,867)  15.38 - 33.13      28.49
                                        ---------
   June 26, 1999....................... 2,210,111
                                        =========

  The following table presents information with regard to all stock options outstanding at June 26, 1999:

                                   Options Outstanding          Options Exercisable
                            ---------------------------------- ---------------------
                                         Weighted-
                                          Average    Weighted-             Weighted-
     Range of                            Remaining    Average               Average
     Exercise                 Number    Contractual  Exercise    Number    Exercise
      Prices                Outstanding Life (years)   Price   Exercisable   Price
     --------               ----------- ------------ --------- ----------- ---------
   $14.75 - 15.88..........    280,066      5.7       $15.29      234,577   $15.27
    17.88 - 19.75..........    459,788      6.1        18.30      425,377    18.31
    20.13 - 20.75..........    114,172      6.3        20.68      112,422    20.69
    25.75 - 33.88..........  1,356,085      8.6        28.34      281,393    27.81
                             ---------      ---       ------    ---------   ------
                             2,210,111      7.0       $24.20    1,053,769   $20.42
                             =========      ===       ======    =========   ======

  The Company applies APB Opinion No. 25 to account for its various stock plans. Accordingly, pursuant to the terms of the plans, no compensation cost has been recognized for the stock plans. However, if the Company had determined compensation cost for stock option grants issued during 1999 and 1998 under the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts shown below:

                                               1999        1998        1997
                                            ----------- ----------- -----------
   Net income:
     As reported........................... $26,451,000 $24,934,000 $18,649,000
     Pro forma.............................  24,911,000  24,357,000  17,999,000
   Net income per diluted share:
     As reported........................... $      1.81 $      1.77 $      1.38
     Pro forma.............................        1.70        1.73        1.33

  The pro forma net income reflects the compensation cost only for those options granted since 1996. Compensation cost is reflected over a stock option's vesting period and compensation cost for options granted prior to June 30, 1995 is not considered. Therefore, the full potential impact of compensation cost for the Company's stock plans under SFAS No. 123 may not be reflected in the pro forma net income amounts presented above.

  The fair value of each stock option granted in 1999, 1998 and 1997 under the Company's stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used to value grants issued for each year:

                                  Weighted-
                                   Average        Average               Dividend
                                Risk Free Rate Expected Life Volatility  Yield
                                -------------- ------------- ---------- --------
   1997........................     6.28%        7.5 years     29.91%     3.7%
   1998........................     5.54%        5.4 years     28.53%     2.6%
   1999........................     5.94%        5.5 years     24.12%     2.8%

  The weighted-average fair values per share of stock options granted during 1999, 1998 and 1997 were $6.98, $8.51 and $6.40, respectively. It should be noted that the Black-Scholes option pricing model used in the calculation was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years. However, management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances.

  At the 1994 annual meeting, the stockholders approved the New England Business Service, Inc. Stock Compensation Plan (the "Stock Compensation Plan"). Under the Stock Compensation Plan, up to 300,000 shares of common stock may be issued to the Company's directors and employees in lieu of cash compensation otherwise payable. At June 26, 1999, 286,295 shares remain reserved for issuance under the Stock Compensation Plan. The number and value of shares issued under this plan have been nominal.

7. 401(k) and Profit-Sharing Plans

  The Company sponsors several 401(k) plans covering substantially all of the Company's domestic employees. Contributions to the plans are made by way of participant salary deferrals and Company contributions. Company contributions include combinations of matching, fixed and discretionary contributions subject to a maximum Company obligation ranging from 4% to 9% of an employee's eligible pay. The Company's aggregate contributions to the plans were $6,410,000 in fiscal 1999, $4,795,000 in fiscal 1998, and $1,123,000 in fiscal
1997.

  The Company and its subsidiaries maintained a profit-sharing plan for substantially all employees who completed one year of service. Distributions were based on net income and payments were made five times a year. For 1997, distributions under the plans (which were charged to general and administrative expense) aggregated $1,138,000. The Company terminated this plan during 1997. In conjunction with the termination of this plan, the Company instituted a transition plan, under which substantially all employees received a predetermined portion of their salary during the third and fourth quarters of fiscal 1997. Payments under the transition plan amounted to $1,908,000 and were also charged to general and administrative expense.

8. Pension Plans

  The Company sponsored a defined-benefit, trusteed pension plan (the "DB Plan") which provided retirement benefits for the majority of its domestic employees. During the second quarter of 1997, the Company amended its DB Plan. The amendment specifically froze plan participation at December 31, 1996 and eliminated further benefit accruals after June 28, 1997. The Company recorded a plan curtailment gain of $2,187,000 as a component of other income during 1997 associated with the plan amendment. In 1998 the Company terminated the plan and settled all obligations. The Company recorded a plan settlement gain of $556,000 associated with the DB plan termination. The Company also maintains two similar plans for its Canadian employees. During fiscal 1998, the Company amended its Canadian DB Plan to freeze participation at December 31, 1997 and recorded a plan curtailment gain of $313,000 associated with this action. The Company recorded a plan settlement gain of $259,000 during 1999 related to the Canadian plan termination.

  The components of net pension income for 1997 are as follows:

                                                                      1997
                                                                   -----------
     Service cost-benefits earned during the period............... $   635,000
     Interest cost on projected benefit obligation................   1,879,000
     Actual return on plan assets.................................  (1,746,000)
     Net amortization and deferral................................  (1,903,000)
                                                                   -----------
       Net pension income......................................... $(1,135,000)
                                                                   ===========

  The assumptions used for the computation of net pension income for 1997 are as follows:

                                                                            1997
                                                                            ----
     Discount rate......................................................... 8.0%
     Rate of increase in compensation levels............................... 5.0%
     Expected long-term rate of return on assets........................... 9.0%

  In addition, the Company has a supplemental executive retirement plan which is currently unfunded. Executive employees are eligible to become members of the plan upon designation by the Board of Directors. Benefits under the plan are based on each participant's annual earnings and years of service. Provision for this benefit is charged to operations over the participant's term of employment. The amounts are not significant.

9. Postretirement Benefits Other Than Pensions

  SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires the accrual of postretirement benefits other than pensions (such as health care benefits) during the years an employee provides service to the Company. The Company sponsors a defined benefit postretirement plan that provides health and dental care benefits for retired Company officers. The plan is contributory, and retirees' contributions are adjusted annually.

  The following table sets forth the plan's funded status and obligations as of June 26, 1999 and June 27, 1998:

                                                           1999       1998
                                                        ---------- ----------
   Accumulated postretirement benefit obligation
    ("APBO"):
     Retirees.......................................... $  461,000 $  638,000
     Eligible active plan participants.................        --         --
     Other active plan participants....................    522,000    589,000
                                                        ---------- ----------
       Total...........................................    983,000  1,227,000
   Plan assets at fair value...........................        --         --
     Accumulated postretirement benefit obligation in
      excess of plan assets............................    983,000  1,227,000
     Unrecognized net gain (loss)......................    259,000    (73,000)
                                                        ---------- ----------
       Net postretirement liability (included in
        accrued employee benefit expense).............. $1,242,000 $1,154,000
                                                        ========== ==========

  The components of net periodic postretirement benefits cost for 1999, 1998 and 1997 are as follows:

                                                   1999      1998      1997
                                                 --------  --------  --------
   Service cost................................. $ 62,000  $ 47,000  $ 43,000
   Interest on accumulated postretirement
    benefit obligation..........................   70,000    78,000    75,000
   Amortization of gain.........................  (14,000)   (5,000)   (3,000)
                                                 --------  --------  --------
     Net periodic postretirement cost........... $118,000  $120,000  $115,000
                                                 ========  ========  ========

  For measurement purposes, an 8% annual rate of increase in the cost of providing medical benefits was assumed in 1999 with a reduction of 1% per year to a trend rate of 6% for fiscal 2003.

  The weighted average discount rate used in determining the APBO was 7.0% in 1999 and 1998.

  The health care cost trend has a significant effect on the amounts reported. An increase of 1% in the rate of increase would have had an effect of increasing the APBO by $142,000 and the net periodic postretirement benefits cost by $25,000.

10. Exit Costs

  During the first quarter of fiscal year 1997, the Company reached a decision to eliminate the Company's print desks in Kinko's stores, its administrative offices in Phoenix and its stationery plant in Scottsdale, Arizona. The accompanying statements of consolidated income and comprehensive income include a $3,803,000 pretax charge for exit costs associated with this plan recognized during the year ended June 28, 1997. The $3,803,000 pretax charge for exit costs consisted of estimated costs related to facility closures of $485,000, estimated equipment write-offs of $1,105,000 and estimated termination benefits of $2,213,000. Approximately 230 employees were terminated as a result of the restructuring plan. As of June 26, 1999, the payment of termination benefits, write-offs of equipment and closure of facilities were complete. There was not a material change from the liability originally reported.

11. Income Taxes

  The components of income before income taxes were as follows:

                                                1999        1998        1997
                                             ----------- ----------- -----------
     United States.......................... $43,069,000 $39,817,000 $30,149,000
     Foreign................................     673,000   1,588,000   1,231,000
                                             ----------- ----------- -----------
       Total................................ $43,742,000 $41,405,000 $31,380,000
                                             =========== =========== ===========

  Provisions for income taxes under SFAS No. 109 in 1999, 1998 and 1997 consist of:

                                               1999         1998        1997
                                            -----------  ----------- -----------
     Currently payable:
       Federal............................. $14,253,000  $10,369,000 $ 7,350,000
       State...............................   3,004,000    3,517,000   2,376,000
       Foreign.............................     674,000      733,000     436,000
                                            -----------  ----------- -----------
         Total.............................  17,931,000   14,619,000  10,162,000
     Deferred..............................    (640,000)   1,852,000   2,569,000
                                            -----------  ----------- -----------
         Total............................. $17,291,000  $16,471,000 $12,731,000
                                            ===========  =========== ===========

  The tax effects of significant items comprising the Company's net deferred tax assets as of June 26, 1999 and June 27, 1998 are as follows:

                                      1999                      1998
                             ------------------------  -----------------------
                               Current    Noncurrent     Current    Noncurrent
                             -----------  -----------  -----------  ----------
   Deferred tax assets:
     Pension plans.........                            $   119,000
     Accrued vacation......  $ 1,512,000                 1,108,000
     Allowance for doubtful
      accounts.............      926,000                   612,000
     Accrued expenses......    1,201,000                 2,719,000
     Sales returns and
      allowances...........      327,000                   400,000
     Inventory.............    1,668,000                   579,000
     Employee benefit
      reserves.............    1,555,000                   456,000
     Amortization of
      intangible assets....          --   $ 4,803,000          --   $1,960,000
     Depreciation..........          --       933,000          --      157,000
     Other.................          --       617,000          --      535,000
   Deferred tax
    liabilities:
     Amortization..........          --    (2,343,000)         --     (299,000)
     Depreciation..........          --    (2,335,000)         --     (768,000)
     Deferred mail
      advertising..........   (1,813,000)         --    (1,672,000)        --
     Other.................     (255,000)    (280,000)    (207,000)   (328,000)
                             -----------  -----------  -----------  ----------
   Net deferred tax
    assets.................  $ 5,121,000  $ 1,395,000  $ 4,114,000  $1,257,000
                             ===========  ===========  ===========  ==========

  Current and non-current amounts have been further segregated on the balance sheet due to the effect of different tax jurisdictions.

  A reconciliation of the provisions for income taxes to the U.S. Federal income tax statutory rates follows:

                                                               1999  1998  1997
                                                               ----  ----  ----
     Statutory tax rate....................................... 35.0% 35.0% 35.0%
     State income taxes (less federal tax benefits)...........  4.2   6.3   6.2
     Other--net...............................................   .3  (1.5) (0.6)
                                                               ----  ----  ----
     Effective tax rate....................................... 39.5% 39.8% 40.6%
                                                               ====  ====  ====

12. Segment Information

  The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in 1999. Accordingly, it has segmented its operations in a manner that reflects how its chief operating decision maker reviews the results of the businesses that make up the consolidated entity.

The Company has identified three reportable segments. The first segment is titled "Printed Products--Direct Marketing" and represents those business operations that sell primarily printed business products such as checks and business forms to small businesses through direct marketing. The second segment, "Printed Products--Direct Sales," also sells checks and business forms to small businesses; however, they sell the products through either distributors or by directly selling to the customer. "Packaging and Display Products" is the third segment and primarily sells items that require limited value-adding work. These items include packaging and shipping supplies and retail signage and are marketed through a combination of direct marketing and direct selling efforts.

  The Company evaluates segment performance and allocates resources based on a profit from operations measure. This measure is akin to income from operations as reported on the statements of consolidated income and comprehensive income in that it excludes interest income and expense. This measure, however, also excludes a number of items that are reported within income from operations. These include amortization, 401(k) expenses, integration charges and corporate overhead. These items are not used by the chief operating decision maker in assessing segment results. In order to reconcile the segment numbers to the Company's income before income taxes, adjustments representing the items listed above totalling $40,954,000, $29,145,000 and $22,118,000 for 1999, 1998
and 1997, respectively, need to be made to the reported segment results.

  The following table presents certain segment information:

                                   Printed Products
                             -----------------------------   Packaging and
                             Direct Marketing Direct Sales  Display Products    Total
                             ---------------- ------------  ---------------- ------------
   1999
     Net sales.............    $306,660,000   $93,585,000     $70,232,000    $470,477,000
     Profit from
      operations...........      69,528,000    11,294,000       3,874,000      84,696,000
     Depreciation..........       9,808,000     1,679,000         945,000      12,432,000
     Capital expenditures..      12,987,000     2,725,000       1,154,000      16,866,000
   1998
     Net sales.............    $268,814,000   $27,908,000     $59,045,000    $355,767,000
     Profit from
      operations...........      63,806,000     3,060,000       3,684,000      70,550,000
     Depreciation..........       8,442,000       447,000         407,000       9,296,000
     Capital expenditures..      11,010,000     1,066,000       1,199,000      13,275,000
   1997
     Net sales.............    $232,065,000   $19,613,000     $11,746,000    $263,424,000
     Profit from
      operations...........      53,133,000      (753,000)      1,118,000      53,498,000
     Depreciation..........       7,455,000       674,000         151,000       8,280,000
     Capital expenditures..       8,300,000       870,000         397,000       9,567,000

  Total revenues for printed products amounted to $400,245,000, $296,722,000 and $251,678,000 in 1999, 1998 and 1997, respectively. Total revenues for packaging and display products are shown under the "packaging and display products" heading.

  Geographic net sales are identified as follows:

                                              1999         1998         1997
                                          ------------ ------------ ------------
     U.S-based........................... $431,362,000 $325,791,000 $237,130,000
     International.......................   39,115,000   29,976,000   26,294,000
                                          ------------ ------------ ------------
       Total............................. $470,477,000 $355,767,000 $263,424,000
                                          ============ ============ ============

  Geographic net property and equipment assets are identified as follows:

                                                1999        1998        1997
                                             ----------- ----------- -----------
     U.S-based.............................. $47,000,000 $43,966,000 $25,402,000
     International..........................   8,172,000   7,964,000   7,017,000
                                             ----------- ----------- -----------
       Total................................ $55,172,000 $51,930,000 $32,419,000
                                             =========== =========== ===========

13. Quarterly Financial Information (Unaudited)

  The following financial information is in thousands of dollars, except per share amounts.

                                    First    Second   Third    Fourth   Total
                                   Quarter  Quarter  Quarter  Quarter    Year
                                   -------- -------- -------- -------- --------
   1999
     Net sales.................... $112,686 $127,297 $115,044 $115,450 $470,477
     Gross profit.................   70,774   80,710   72,760   73,992  298,236
     Income before income taxes...    9,127   12,737   10,436   11,442   43,742
     Net income...................    5,478    7,912    6,219    6,842   26,451
     Diluted earnings per share...      .37      .53      .42      .47     1.81
                                   ======== ======== ======== ======== ========
     Dividends per share.......... $    .20 $    .20 $    .20 $    .20 $    .80
                                   ======== ======== ======== ======== ========
   1998
     Net sales.................... $ 75,615 $ 81,651 $ 98,002 $100,499 $355,767
     Gross profit.................   46,604   51,194   60,564   62,180  220,542
     Income before income taxes...    9,732   10,541   10,727   10,405   41,405
     Net income...................    5,961    6,483    6,382    6,108   24,934
     Diluted earnings per share...      .43      .46      .45      .43     1.77
                                   ======== ======== ======== ======== ========
     Dividends per share.......... $    .20 $    .20 $    .20 $    .20 $    .80
                                   ======== ======== ======== ======== ========

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of New England Business Service,
Inc.:

  We have audited the accompanying consolidated balance sheets of New England Business Service, Inc. and subsidiaries as of June 26, 1999 and June 27, 1998 and the related statements of consolidated income and comprehensive income, consolidated stockholders' equity, and consolidated cash flows for each of the three years in the period ended June 26, 1999. Our audits also included the financial statement schedule listed under Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of New England Business Service, Inc. and subsidiaries as of June 26, 1999 and June 27, 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 26, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  As discussed in Note 1 to the financial statements, in 1999 the Company changed its method of accounting for the costs of computer software developed for internal use to conform with AICPA Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

/s/ Deloitte & Touche LLP

Boston, Massachusetts
July 26, 1999

                                                                     SCHEDULE II

              NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                           (in thousands of dollars)

                                          Additions
                                      ------------------               Balance
                           Balance at           Charged    Deductions    at
                           Beginning   Charged  to Other      from     End of
                             Period   to Income Accounts   Reserves(2) Period
                           ---------- --------- --------   ----------- -------
Reserves deducted from
 assets to which they
 apply:
 For doubtful accounts
  receivable:
  Year ended June 28,
   1997...................   $3,343    $2,612    $    0      $2,604    $3,351
  Year ended June 27,
   1998...................    3,351     3,293     1,053(1)    3,440     4,257
  Year ended June 26,
   1999...................    4,257     4,151         0       3,509     4,899

Reserves included in
 liabilities:
 For sales returns and
  allowances:
  Year ended June 28,
   1997...................   $1,072    $  993    $    0      $1,072    $  993
  Year ended June 27,
   1998...................      993       866       300(1)      993     1,166
  Year ended June 26,
   1999...................    1,166        20         0         201       985

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

      3.2       By-Laws of the Registrant, as amended through July 23, 1999;
                 filed herewith.

      4.1       Specimen stock certificate for shares of Common Stock, par value $1.00 per share. (Incorporated by reference to Exhibit
                 (4)(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.)

      4.2       Amended and Restated Rights Agreement, dated as of October 27,
                 1989 as amended as of October 20, 1994 (the "Rights
                 Agreement"), between New England Business Service, Inc. and
                 BankBoston, N.A., as rights agent, including as Exhibit B the forms of Rights Certificate Election to Exercise.
                 (Incorporated by reference to Exhibit 4 of the Company's
                 Current Report on Form 8-K dated October 25, 1994.)

     10.1.1     Amended and Restated Revolving Credit Agreement dated as of
                 December 18, 1997, by and among the Company, BankBoston, N.A.
                 ("BankBoston"), Fleet National Bank ("Fleet") and certain other financial institutions. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated
                 January 7, 1998.)

     10.1.2     First Amendment to Amended and Restated Revolving Credit
                 Agreement dated as of May 29, 1998, by and among the Company, BankBoston, Fleet and certain other financial institutions.
                 (Incorporated by reference to Exhibit 10.1 to the Company's
                 Current Report on Form 8-K dated June 18, 1998.)

     10.1.3     Second Amendment to Amended and Restated Revolving Credit
                 Agreement dated as of January 8, 1999, by and among the Company, BankBoston, Fleet and certain other financial institutions. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 1998.)

     10.1.4     Third Amendment to Amended and Restated Revolving Credit
                 Agreement dated as of March 24, 1999, by and among the Company, BankBoston, Fleet and certain other financial institutions. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1999.)

      10.2      Stock Purchase Agreement by and between New England Business
                 Service, Inc. and CSS Industries, Inc. dated as of December 5,
                 1997. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 7, 1998.)

      10.3      Stock Purchase Agreement by and between New England Business
                 Service, Inc. and ROMO Corp. dated as of May 1, 1998.
                 (Incorporated by reference to Exhibit 2.1 to the Company's
                 Current Report on Form 8-K dated June 18, 1998.)

      10.4      Asset Purchase Agreement by and among New England Business
                 Service, Inc., NEBS Business Forms Ltd., McBee Systems of
                 Canada, Inc. and ROMO Corp. dated as of May 1, 1998.
                 (Incorporated by reference to Exhibit 2.3 to the Company's
                 Current Report on Form 8-K dated June 18, 1998.)

 Exhibit Number                           Description
 --------------                           -----------
    10.5*       NEBS 1997 Key Employee and Eligible Director Stock Option and
                 Stock Appreciation Rights Plan dated July 25, 1997 (including amendment and restatement of the NEBS 1990 Key Employee Stock
                 Option and Stock Appreciation Rights Plan and the NEBS 1994
                 Key Employee and Eligible Director Stock Option and Stock
                 Appreciation Rights Plan), amended through October 23, 1998.
                 (Incorporated by reference to Exhibit 10.1 to the Company's
                 Quarterly Report on Form 10-Q for the fiscal quarter ended
                 September 26, 1998.)

    10.6*       Stock Option Agreement dated February 2, 1996 between the
                 Company and Robert J. Murray. (Incorporated by reference to
                 Exhibit 10.8 to the Company's Annual Report on Form 10-K for
                 the fiscal year ended June 27, 1998.)

    10.7*       Stock Option Agreement dated as of July 27, 1990 between the
                 Company and Richard H. Rhoads; filed herewith.

    10.8*       NEBS Deferred Compensation Plan for Outside Directors.
                 (Incorporated by reference to Exhibit (10)(d) to the
                 Company's Annual Report on Form 10-K for the fiscal year
                 ended June 25, 1982.)

    10.9.1*     New England Business Service, Inc. Deferred Compensation Plan
                 dated June 25, 1994. (Incorporated by reference to Exhibit
                 (10)(g) to the Company's Annual Report on Form 10-K for the
                 fiscal year ended June 30, 1995.)

    10.9.2*     First Restated Trust Agreement for the New England Business
                 Service, Inc. Deferred Compensation Plan. (Restated effective
                 April 1, 1998.) (Incorporated by reference to Exhibit 10.11.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1998.)

    10.10*      Supplemental Retirement Plan for Executive Employees of New
                 England Business Service, Inc. (Incorporated by reference to
                 Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
                 for the fiscal quarter ended September 26, 1998.)

    10.11*      New England Business Service, Inc. Stock Compensation Plan
                 dated July 25, 1994, amended through October 23, 1998.
                 (Incorporated by reference to Exhibit 10.2 to the Company's
                 Quarterly Report on Form 10-Q for the fiscal quarter ended
                 September 26, 1998.)

    10.12*      Form of Restricted Stock Award Agreement issuable under the
                 Company's Stock Compensation Plan in connection with the
                 Executive Bonus Plans for 1999 and 2000; filed herewith.

    10.13*      Executive Bonus Plan for 2000; filed herewith.

    10.14*      Change in Control agreement dated November 27, 1996 between the Company and Robert J. Murray. (Incorporated by reference to Exhibit (10)(o) to the Company's Annual Report on Form 10-
                 K for the fiscal year ended June 28, 1997.)

    10.15*      Change in Control agreement dated November 27, 1996 between the Company and John F. Fairbanks. (Incorporated by reference to Exhibit (10)(p) to the Company's Annual Report on Form 10-
                 K for the fiscal year ended June 28, 1997.)

    10.16*      Change in Control agreement dated November 27, 1996 between the Company and George P. Allman. (Incorporated by reference to Exhibit (10)(q) to the Company's Annual Report on Form 10-
                 K for the fiscal year ended June 28, 1997.)

    10.17*      Change in Control agreement dated November 27, 1996 between the Company and Robert D. Warren. (Incorporated by reference to Exhibit (10)(r) to the Company's Annual Report on Form 10-
                 K for the fiscal year ended June 28, 1997.)

    10.18*      Change in Control agreement dated November 27, 1996 between the Company and Edward M. Bolesky. (Incorporated by reference to Exhibit (10)(t) to the Company's Annual Report on Form 10-
                 K for the fiscal year ended June 28, 1997.)

    10.19*      Change in Control agreement dated November 27, 1996 between the Company and Steven G. Schlerf. (Incorporated by reference to Exhibit (10)(u) to the Company's Annual Report on Form 10-
                 K for the fiscal year ended June 28, 1997.)

 Exhibit Number                           Description
 --------------                           -----------
    10.20*      Change in Control agreement dated April 2, 1997 between the
                 Company and Richard T. Riley. (Incorporated by reference to
                 Exhibit (10.23) to the Company's Annual Report on Form 10-K
                 for the fiscal year ended June 27, 1998.)

    10.21*      Change in Control agreement dated November 18, 1998 between the
                 Company and Daniel M. Junius. (Incorporated by reference to
                 Exhibit (10)(a) to the Company's Quarterly Report on Form 10-Q
                 for the fiscal quarter ended December 26, 1998.)

    10.22*      Change in Control agreement dated April 2, 1997 between the
                 Company and Joel S. Hughes. (Incorporated by reference to
                 Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q
                 for the fiscal quarter ended March 27, 1999.)

    10.23*      Form of amendment dated July 23, 1999 to the Change in Control
                 Agreements included as Exhibits 10.14 through 10.22 hereto;
                 filed herewith.

    10.24**     Agreement dated as of September 19, 1995 between New England
                 Business Service, Inc. and Appleton Papers, Inc. (Incorporated
                 by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1997.)

    21          List of Subsidiaries.

    23          Independent Auditors Consent--Deloitte & Touche LLP.

    24          Power of Attorney (included in the signature page of this
                 Annual Report on Form 10-K).

    27          Article 5 Financial Data Schedule.

--------
* Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.
** Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.