Form 10-Q
period 1999-09-25
NEW ENGLAND BUSINESS SERVICE INC
filed 1999-11-09
CIK 205700

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the period ended September 25, 1999.

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

The number of common shares of the Registrant outstanding on November 4, 1999 was 13,855,212.

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements
----------------------------

                       NEW ENGLAND BUSINESS SERVICE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              (In Thousands)

                                                 (unaudited)
                                                  Sept. 25,       June 26,
                                                     1999            1999
                                                   --------       --------
ASSETS
Current Assets
  Cash and cash equivalents                        $  4,070       $  5,484
  Accounts receivable - net                          53,796         52,546
  Inventories                                        21,506         21,538
  Direct mail advertising and prepaid expenses       16,368         12,946
  Deferred income tax benefit                         7,271          7,189
                                                   --------       --------
     Total current assets                           103,011         99,703
Property and equipment - net                         56,998         55,172
Property held for sale                                  847            839
Deferred income tax benefit                           6,271          6,353
Goodwill - net                                       62,311         62,626
Customer Lists - net                                 29,767         31,590
Tradenames - net                                     31,405         31,610
Other assets - net                                   12,015         12,369
                                                   --------       --------
TOTAL ASSETS                                       $302,625      $ 300,262
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS'EQUITY
Current Liabilities
  Accounts payable                                 $ 16,527      $  15,478
  Accrued expenses                                   30,253         30,297
                                                   --------       --------
     Total current liabilities                       46,780         45,775
Revolving line of credit                            130,000        128,000
Deferred income taxes                                 5,068          4,958

STOCKHOLDERS'EQUITY
  Common stock                                       15,372         15,358
  Additional paid-in capital                         49,812         49,500
  Accumulated other comprehensive loss               (2,425)        (2,654)
  Retained earnings                                  90,081         86,902
                                                   --------       --------
     Total                                          152,840        149,106
Less: Treasury stock                                (32,063)       (27,577)
                                                   --------       --------
Stockholders' Equity                                120,777        121,529
                                                   --------       --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $302,625       $300,262
                                                   ========       ========

See Notes to Unaudited Consolidated Financial Statements

                             NEW ENGLAND BUSINESS SERVICE, INC.
                 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                       (unaudited)
                                                Three Months Ended
                                            Sept. 25,  Sept. 26,
                                                 1999       1998
                                               ---------  ---------
NET SALES                                      $113,424   $112,686
OPERATING EXPENSES:
  Cost of sales                                  39,949     41,555
  Selling and advertising                        43,202     42,307
  General and administrative                     18,525     17,545
                                               --------   --------
     Total operating expenses                   101,676    101,407
INCOME FROM OPERATIONS                           11,748     11,279
OTHER INCOME/(EXPENSE):
  Interest income                                    15         27
  Interest expense                               (1,984)    (2,179)
                                               --------   --------
INCOME BEFORE TAXES                               9,779      9,127
PROVISION FOR INCOME TAXES                        3,802      3,649
                                               --------   --------
NET INCOME                                        5,977      5,478
                                               --------   --------
OTHER COMPREHENSIVE INCOME (LOSS)                   229       (206)
                                               --------   --------
COMPREHENSIVE INCOME                           $  6,206   $  5,272
                                               ========   ========
PER SHARE AMOUNTS:
Basic Earnings Per Share                       $    .43   $    .38
                                               ========   ========
Diluted Earnings Per Share                     $    .42   $    .37
                                               ========   ========
Dividends                                      $    .20   $    .20
                                               ========   ========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING        13,988     14,327
  Plus incremental shares from assumed
  conversion of stock options                       296        480
                                               --------   --------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING      14,284     14,807
                                               ========   ========

See Notes to Unaudited Consolidated Financial Statements

                     NEW ENGLAND BUSINESS SERVICE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (unaudited)
                                                       Three Months Ended
                                                     Sept. 25     Sept. 26
                                                       1999         1998
                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                          $   5,977     $   5,478
Adjustments to reconcile net income to cash:
  Depreciation                                          3,618         3,412
  Amortization                                          2,818         3,050
  Loss on disposal of asset                                24            31
  Deferred income taxes                                    32            38
  Exit costs                                             (411)         (740)
  Other non-cash items                                  1,084         2,218
Changes in assets and liabilities:
  Accounts receivable                                  (2,284)       (3,152)
  Inventories and prepaid expenses                     (3,442)       (5,479)
  Accounts payable                                      1,133         2,461
  Income taxes payable                                  2,615           708
  Accrued expenses                                     (2,180)       (1,004)
                                                    ---------     ---------
    Net cash provided by operating activities           8,984         7,021
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                    (5,364)       (6,383)
Acquisition of business                                     -          (164)
Other Assets                                                -           (32)
                                                    ---------     ---------
    Net cash used in investing activities              (5,364)       (6,579)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                     (27,000)      (17,000)
Proceeds from borrowings under credit line             29,000        10,500
Proceeds from issuance of common stock                    223           257
Acquisition of treasury stock                          (4,486)          (58)
Dividends paid                                         (2,798)       (2,864)
                                                    ---------     ---------
    Net cash  provided by (used in)financing           (5,061)       (9,165)
      activities
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    27           (27)
                                                    ---------     ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (1,414)       (8,750)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          5,484        10,823
                                                    ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   4,070     $   2,073
                                                    =========     =========

See Notes to Unaudited Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation/Accounting Policies
--------------------------------------------
  The consolidated financial statements contained in this report are unaudited (except for June 26, 1999 amounts) but reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods reflected. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, and the Independent Auditors' Report in the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1999. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1999. The Company has consistently followed those policies in preparing this report. The results of operations for the interim period reported herein are not necessarily indicative of results to be expected for the full year.

2.  Acquisitions
----------------
In fiscal 1998 the Company acquired both Rapidforms, Inc. and McBee Systems, Inc. As part of the purchase accounting for the both acquisitions, and included in the allocation of the acquisition cost, were liabilities recorded to cover the anticipated costs related to plans to close redundant facilities and reduce personnel. Approximately $5,552,000 was accrued. The liability associated with the integration plans remaining as of September 25, 1999 was $721,000 ($414,000 having been spent in the first quarter to reduce this liability. The Company anticipates that the remaining liabilities will be resolved by the end of fiscal year 2000.

Should the integration liabilities for McBee and Rapidforms be settled at amounts less than their original estimates, the excess will reduce the amount of recorded goodwill.

3. Inventories
--------------
  Inventories are carried at the lower of first-in, first-out cost or market. Inventories at September 25, 1999 and June 26, 1999 consisted of:

                                               (unaudited)
                                                 Sept. 25,       June 26,
                                                   1999           1999
                                               -----------    -----------
  Raw paper                                    $ 1,394,000    $ 1,692,000
  Business forms and related office products    20,112,000     19,846,000
                                                ----------    -----------
  Total                                        $21,506,000    $21,538,000
                                               ===========    ===========

<PAGE


4. Financial Information by Business Segment
--------------------------------------------
The Company has identified three reportable segments. The first is titled "Printed Products-Direct Marketing" and represents those business operations that sell primarily printed products such as checks and business forms to small businesses through direct marketing. The second segment, "Printed Products-Direct Sales," also sells checks and business forms to small businesses; however, they sell through either distributors or by directly selling to the customer. "Packaging and Display Products" is the third segment and primarily sells items that require limited value-adding work. These items include packaging and shipping supplies and retail signage and are marketed through a combination of direct marketing and direct selling efforts.

	The Company evaluates segment performance and allocates resources based on a profit from operations measure. This measure is akin to income from operations as reported on the statements of consolidated income and comprehensive income in that it excludes interest income and expense. This measure, however, also excludes a number of items that are reported within income from operations. These include amortization, 401(k) expenses, integration charges and corporate overhead. These items are not used by the chief operating decision maker in assessing segment results. In order to reconcile the segment numbers to the Company's income before income taxes, adjustments representing the items listed above totalling $7,786,000 and $8,342,000 for 1999 and 1998, respectively, need to be made to the reported segment results.

Net sales, profit from operations and capital expenditures for each of the Company's business segments are set forth below.

<PAGE


                   Printed Products
               ------------------------------    Packaging and
               Direct Marketing  Direct Sales   Display Products  Total
               ----------------  ------------   ----------------  -----
(unaudited)
Three months ended
Sept. 25, 1999
  Net sales    72,416,000        $23,495,000    $17,513,000       $113,424,000
  Profit from
   operations  16,881,000          1,575,000      1,078,000         19,534,000
  Capital
   expenditures 3,708,000          1,007,000        649,000          5,364,000


(unaudited)
Three months ended
Sept. 26, 1998

  Net sales    $73,526,000       $22,531,000    $16,629,000       $112,686,000
  Profit from
   operations   16,599,000         2,427,000        595,000         19,621,000
  Capital
   Expenditures  5,433,000           793,000        157,000          6,383,000


The amounts shown reflect a shift of the allocation of centralized information systems costs to the Printed Products-Direct Sales segment in the first quarter of fiscal year 2000 from the Printed Products-Direct Marketing segment due to conversion of McBee's order-taking system to NEBS Direct Marketing order entry system in August 1999.


Geographic net sales are identified as follows:
                                                        (unaudited)
                                                        Three Months Ended

                                                  Sept. 25,      Sept. 26,
                                                    1999           1998
                                                ------------   ------------
U.S.-based                                      $104,094,000   $103,526,000
International                                      9,330,000      9,160,000
                                                ------------   ------------
  Total                                         $113,424,000   $112,686,000
                                                ============   ============

<PAGE

Geographic net property and equipment assets are identified as follows:


                                                 (unaudited)
                                                   Sept. 25,      June 26,
                                                     1999          1999
                                                 -----------    -----------

U.S.-based                                       $48,827,000    $47,000,000
International                                      8,171,000      8,172,000
                                                 -----------    -----------
  Total                                          $56,998,000    $55,172,000
                                                 ===========    ===========


5. New Accounting Pronouncements
-------------------------------
In June, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt this standard in fiscal 2001. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
        and Results of Operations
---------------------------------

Overview
--------

  New England Business Service, Inc. (the "Company"), was founded in 1952, incorporated in Massachusetts in 1955 and reincorporated in Delaware in 1986. The Company designs, produces and distributes business forms, checks, envelopes, labels, greeting cards, signs, stationery and related printed products and distributes packaging, shipping and warehouse supplies, software, work clothing and other business products through direct mail, direct sales, telesales, dealers and the internet to small businesses throughout the United States, Canada, the United Kingdom and France.

The Company has identified three reportable segments. The first is titled "Printed Products-Direct Marketing" and represents those business operations that sell primarily printed products such as checks and business forms to small businesses through direct marketing. The second segment, "Printed Products-Direct Sales," also sells checks and business forms to small businesses; however, they sell through either distributors or by directly selling to the customer. "Packaging and Display Products" is the third segment and primarily sells items that require limited value-adding work. These items include packaging and shipping supplies and retail signage and are marketed through a combination of direct marketing and direct selling efforts.

  Any sentence followed by an asterisk (*) in this section constitutes a forward-looking statement which reflects the Company's current expectations. There can be no assurance the Company's actual performance will not differ materially from that projected in such forward-looking statements due to the important factors described in the section to this Management's Discussion and Analysis of Financial Condition and Results of Operations titled "Certain Factors That May Affect Future Results."

Results of Operations
---------------------

  Net sales increased $.7 million or less than 1% to $113.4 million in the first quarter of fiscal year 2000 from $112.7 million in last year's first quarter. The sales increase was composed of approximately a $.8 million increase associated with the Printed Products-Direct Sales and Packaging and Display segments offset by a slight decline in sales of the Company's other segment, Printed Products-Direct Marketing. Sales were temporarily affected at McBee, the prime contributor to the Printed Products-Direct Sales
Segment, as a result of the conversion of their order entry system to the one used by the NEBS channel during the quarter. Demand for core products was also impacted by the highly disruptive east coast hurricane in September.

  For the first quarter of fiscal year 2000, cost of sales decreased to 35.2% of sales from 36.9% in last year's comparable period. The decrease was the result of improved efficiencies and increased handling charges which offset normal transportation charges. Cost of sales as a percent of sales is anticipated to remain consistent with the first quarter's results for the remainder of the fiscal year.*

  Selling and advertising expense increased to 38.1% of sales in the first quarter of fiscal year 2000 from 37.5% of sales in last year's comparable quarter. The increase was due primarily to commissions paid to the direct sales force employed by McBee which generates a higher selling and advertising expense as a percentage of sales than in the Company's other businesses. The Company also incurred overtime costs related to the Company's conversion of the McBee order-taking system to the NEBS Direct Marketing order entry system. Selling and advertising expense as a percentage of sales is expected to be slightly lower than the first quarter for the remainder of the fiscal year.*

  General and administrative expense increased to 16.3% of sales in the first quarter of fiscal year 2000 from 15.6% in last year's comparable quarter. The increase was principally the result of increased spending levels associated with the Company's program to reengineer its financial and operational information systems. General and administrative expense as a percent of sales is expected to be slightly lower than the first quarter throughout the remainder of the fiscal year.*

  Interest expense decreased to 1.7% of sales in the first quarter of fiscal year 2000 as compared to 1.9% of sales in last years comparable quarter. The decrease is the result of repayment of debt attributable to the acquisitions of Rapidforms and McBee during fiscal year 1998.

  The provision for income taxes as a percentage of pre-tax income decreased to 38.9% in the first quarter of fiscal year 2000 from 39.9% in the comparable quarter in fiscal year 1998 due to a reduction in the Company's effective state tax rate.

  In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard does have a direct impact on the consolidated financial statements and will be adopted by the Company in fiscal year 2001. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

YEAR 2000
---------

  During fiscal year 1996, the Company established a five year plan to upgrade the majority of its critical operational information systems. This information systems reengineering plan was developed to enhance system performance and to address Year 2000 issues. The Company experienced delays in certain facets of the reengineering effort, and as a result modified its Year 2000 plan to focus on system remediation rather than system replacement. The Company's operational information systems have been inventoried and assessed for Year 2000 compliance, and recommended remediation efforts with respect to all of the Company's mission critical systems have been completed. The Company has conducted extensive testing to ensure the efficacy of its remediation efforts, and based on currently available information derived from such testing, the Company is not aware of any Year 2000 compliance problems affecting its internal systems that would have a material adverse effect on its business operations or financial prospects as a result of the Year 2000 transition.

  In addition, the Company has communicated with key vendors in order to assess their ability to maintain normal operations in the Year 2000. Such key vendors include, but are not limited to, MCI Worldcom, R.R. Donnelley and Sons, Appleton Papers, and United Parcel Service of America, Inc. The Company has also monitored the Year 2000 compliance activities of the U.S., Canadian and U.K. postal services and pertinent local and regional utilities. Relying on public announcements and other information provided by these key vendors, the Company is currently not aware of any Year 2000 compliance problems with any of them that could have a material adverse effect on the Company's business operations or financial prospects. Based on its assessment of the Year 2000 readiness of its key vendors, the Company has not developed contingency plans to contract on a standby basis with alternative sources of the products and services supplied by these vendors.
  Moreover, the Company believes that there are no reasonable or cost effective contingency plans that can be developed to fully address disruptions in telephone, postal, electrical or similar services. In the event of regional disruptions in telephone service, the Company has developed contingency plans to re-route incoming customer calls to alternate facilities. In addition, the Company has back-up generators at some of its facilities which can provide electrical power for administrative functions for a limited period in the event of power outages. Although the Company should be able to take customer orders during the period of a limited power outage, it will be unable to fulfill orders during any such period. As a result, the Company can make no assurances that Year 2000-related disruptions in telephone, postal, electrical or similar services would not have a material adverse effect on the Company's business operations or financial prospects.

  The Company has also inventoried and assessed the majority of the systems associated with the functioning of its plant, property and equipment. The date-related issues associated with the proper functioning of such assets are insignificant and are not expected to represent a material risk to the Company. Further, the Company has approximately 2.5 million active customers, and the failure of any one customer due to a Year 2000 issue would not have a material adverse impact on the Company's financial performance or long-term prospects.

  The Company's cash outlays for capital improvements and period expenses associated with the information systems reengineering project and for Year 2000 compliance were projected to cumulatively total $21 million during fiscal years 1997 through 2000, almost all of which has been spent as of September 25, 1999. Due to the modification of the Company's plans to focus on remediation rather than replacement, $3 million has been allocated in the Company plans for remediation in fiscal year 2000.


Liquidity and Capital Resources
-------------------------------

  Cash provided by operating activities for the three months ended September 25, 1999 was $ 9.0 million and represented an increase of $2.0 million from the $7.0 million provided in the comparable period last year. The increase in operating cash flow was the result of an increase in net income and decreased investment in working capital offset by a decrease in non-cash items between the comparable periods.

  Working capital at September 25, 1999 amounted to $56.2 million, including $4.0 million of cash and short term investments. At June 26, 1999, working capital amounted to $53.9 million, including cash and short term investments of $5.5 million. The $2.3 million increase in working capital during the period is principally due to higher mail inventory due to the seasonal nature of the greeting card and workwear businesses. During the three months ended September 25, 1999, $4.5 million was spent to repurchase 158,457 shares of the Company's common stock.

  Capital expenditures for the three months ended September 25, 1999 were $5.4 million versus the $6.4 million expended during last year's comparable period. Capital expenditures in the first quarter of fiscal year 1999 included expenditures for information systems infrastructure and manufacturing related equipment. In the first quarter of fiscal year 1999 the Company constructed a $1.7 million addition to their facility in Midland, Ontario. Significant upgrades to workspaces and furniture in the Groton, Massachusetts facility also took place during the first quarter of fiscal year 1999 in order to accommodate more employees at that location. The Company anticipates that total capital outlays will approximate $18 to $20 million in fiscal year 2000.*

  In addition to its present cash and short-term investment balances, the Company has consistently generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. In anticipation of the acquisitions in 1998, the Company amended on several occasions the terms of its committed, unsecured, revolving line of credit agreement. The total committed line currently stands at $165 million. At September 25, 1999, the Company had $130 million of outstanding debt under this credit facility. The credit agreement contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. The Company is currently in compliance with these covenants.

  In order to effectively fix the interest rate on a portion of the debt outstanding under the revolving line of credit, the Company has entered into interest rate swap agreements with several of the banks party to the credit agreement. These swap agreements contain notional principal amounts and other terms determined with respect to the Company's forecasts of future cash flows and borrowing requirements. At September 25, 1999, the notional principal amount outstanding of the interest rate swap agreements totaled $85 million.

  In order to minimize the Company's exposure to foreign currency fluctuations with respect to an intercompany loan to a foreign subsidiary, the Company has entered into a short-term forward exchange rate contract with a major commercial bank in a currency amount directly corresponding to the short-term intercompany loan amount. At September 25, 1999, the Company had an outstanding forward exchange rate contract for $ 1.6 million worth of Pound Sterling.

  The Company anticipates that its current cash on hand, cash flow from operations and additional availability under the line of credit will be sufficient to meet the Company's liquidity requirements for its operations and capital expenditures during fiscal year 2000.* However, the Company may pursue additional acquisitions from time to time which would likely be funded through the use of available cash, the issuance of stock, the obtaining of additional credit, or any combination thereof.*

Certain Factors That May Affect Future Results
------------------------------------------------------------------

     References in this section to "we", "us" and "our" refer to New England Business Service, Inc.

     We may make forward-looking statements in this report and in other documents filed with the SEC, in press releases, and in discussions with analysts, investors and others. These statements include:

     - descriptions of our operational and strategic plans,

     - expectations about our future sales and profits,

     - views of conditions and trends in our markets, and

     - other statements that include words like "expects", "estimates", "anticipates", "believes" and "intends", and which describe opinions about future events.

     You should not rely on these forward-looking statements as though they were guarantees. These statements are based on our expectations at the time the statements are made, and we are not required to revise or update these statements based on future developments. Known and unknown risks may cause our actual results, performance or achievements to be materially different from those expressed or implied by these statements.

     A majority of our sales and profits come from selling standardized business forms, checks and related products by mail order and telesales to a target market consisting mainly of small businesses. We believe that the critical success factors to compete in this market include competitive pricing, breadth of product offering, and the ability to attract and retain a large number of individual customers. Known material risks that may affect those critical success factors are described below.

     Our core business faces increased competition from new sources, such as office supply superstores and Internet-based vendors. Increased competition may require us to reduce prices or offer other incentives in order to attract new customers and retain existing customers, which could reduce our profits.

     Low-price, high-volume office supply chain stores have entered our core business of selling standardized business forms, checks and related products to small businesses. Because of their size, these superstores have the buying power to offer these products at competitive prices. These superstores also offer the convenience of "one-stop shopping" for a broad array of office supplies that we do not offer. In addition, these national superstore competitors have greater financial strength to reduce prices or increase promotional discounts in order to seek or retain market share.

     Recently, Internet-based vendors have begun to compete in our core business. These vendors include both start-up ventures as well as the online stores of the office supply national chains. We believe that the favored business model for many Internet-based vendors is to seek market share as rapidly as possible through significantly reduced prices and deep discounting.

     If any of these new competitors seek to gain or retain market share through price reductions or increased discounting, we may be forced to reduce our prices or match the discounts in order to stay competitive, which could reduce our profits.

     Technological improvements may reduce our competitive advantage over our smaller competitors, which could reduce our profits.

     Historically, our relatively greater financial strength and size has enabled us to offer a broader array of products, particularly those having a complex construction, at lower prices than the small local and regional dealers, distributors and printers who constitute our primary competition. Improvements in the cost and quality of printing technology are enabling these smaller competitors to gain access to products of complex design and functionality at competitive costs. Increased competition from local and regional competitors could force us to reduce our prices in order to attract and retain customers, which could reduce our profits.

     Because our long-term sales growth is dependent on our ability to continually attract new customers in our target small business market, economic events that adversely affect the small business economy may reduce our sales and profits.

     Average annual sales per customer of our core products have remained relatively stable over time. As a result, we rely, in part, on continually attracting new customers for these mature products. Our sales and profits have been adversely affected in the past by recession-related contractions in the small business economy. We expect that our sales and profits will continue to be affected by changes in the levels of small business formations and failures and from other economic events that affect the small business economy generally.

     Because our long-term sales growth is dependent on our ability to continually attract new customers in our target small business market, changes in the direct marketing industry that reduce our competitive advantage in contacting prospective customers may reduce our sales and profits.

     Growth in the total number of our direct mail customers depends on continued access to high-quality lists of newly-formed small businesses. In the past, our ability to compile proprietary prospect lists was a distinct competitive advantage. However, the external list compilation industry has grown more sophisticated, and comprehensive lists of new small business formations are now commercially available to our competitors. In addition, the Internet has the potential to eliminate our advantage of scale in direct marketing by providing all competitors, regardless of current size, with access to prospective customers.

     We currently rely on the speed of our delivery of promotional materials to prospective customers to gain advantage over competitors. We are also expanding our Internet product offerings and capabilities and seeking to increase our visibility on the Internet. Notwithstanding these efforts, a deterioration in our competitive advantage in contacting prospective customers could reduce our sales and profits.

     In addition, the enactment of privacy laws could constrain our ability to obtain prospect lists or telemarket to prospective customers.

     Increases in the cost of paper and in postal rates increase our costs, which we may be unable to offset by reducing costs in other areas or by raising prices.

     The cost of paper to produce our products, catalogs and advertising materials makes up a significant portion of our total costs. We also rely on the U.S. Postal Service to deliver most of our promotional materials. Prices for the various types of paper that we use have been volatile, and we expect them to continue to be so. Third class postal rates have generally increased over the past ten years, at times significantly. We are not sure that we will always be able to reduce costs in other areas or increase prices for our products sufficiently to offset increases in paper costs and postal rates. If we are unable to offset these cost increases, our profits will be adversely affected.

     Disruption in the services provided by certain of our critical vendors may adversely affect our operating performance and profits.

     In order to obtain favorable pricing, we have selected a limited number of vendors to provide key services to our business. Examples of this are as follows:

     - MCI WorldCom provides most of the toll-free telephone lines that we use in connection with our mail order business,

     - we use United Parcel Service to deliver most of the products that we ship to customers,

     - we use R.R. Donnelley and Sons for the printing and processing of most of the catalogs that we mail each year,

     - we rely on the postal services of the countries in which we do business to deliver our catalogs and other advertising to customers.

     In the past we have been adversely affected by disruption of some of these services due to labor actions, system failures, adverse weather conditions and other natural disasters. If there are future interruptions in service from one or more of these vendors, we believe that there could be a significant disruption to our business due to our inability to readily find alternative service providers at comparable rates.

     Sales of our standardized forms products face technological obsolescence and changing customer preferences, which could reduce our sales and profits.

     Our standardized business forms, checks and related products provide our customers with the financial and business records to manage their businesses. Continual technological improvements have provided our target customers in several market segments with alternative means to enact and record business transactions. For example, the price and performance capabilities of personal computers and related printers now provide a cost-competitive means to print low-quality versions of our business forms on plain paper. In addition, electronic transaction systems and off-the-shelf business software applications have been designed to automate several of the functions performed by our business form products.

     In response to the gradual obsolescence of our standardized forms business, we continue to develop our capability to provide custom and full-color products. However, we have less of a cost advantage with these products than with standardized forms, due to improvements in the cost and quality of printing technology available to our smaller local and regional competitors. We are also seeking to introduce new products that are less susceptible to technological obsolescence. We may develop new products internally, procure them from third party vendors, or obtain them through the acquisition of a new business. We generally realize lower gross margins on out-sourced products than on products that we manufacture ourselves. The risks associated with the acquisition of new businesses are described below.

     If new printing capabilities and new product introductions do not continue to offset the obsolescence of our standardized business forms products, there is a risk that the number of new customers we attract and existing customers we retain may diminish, which could reduce our sales and profits. Decreases in sales of our historically high margin standardized business forms products due to obsolescence could also reduce our gross margins. This reduction could in turn adversely impact our profits unless we are able to offset the reduction through the introduction of new high margin products and services or realize cost savings in other areas.

     Our growth strategy depends, in part, on the acquisition of complementary businesses that address our target small business market.

     The acquisition of complementary businesses that address our target small business market has been important to our growth strategy. We intend to continue this acquisition activity in the future. The success of this activity depends on the following:

     - our ability to identify suitable businesses and to negotiate agreements on acceptable terms,

     - our ability to obtain financing through additional borrowing, by issuing additional shares of common stock, or through internally generated cash flow, and

     - our ability to achieve anticipated savings and growth and avoid disruption to our existing businesses.

     In evaluating a potential acquisition, we conduct a business, financial and legal review of the target. This review is intended to confirm our assumptions with respect to the projected future performance of the target and to identify the benefits and risks associated with those assumptions. We cannot be certain that our review will identify all potential risks associated with the purchase, integration or operation of acquired businesses. Unanticipated risks may adversely affect the benefits that we expect to obtain from any given acquisition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------
    The Company is exposed to a number of market risks, primarily the effects of changes in foreign currency exchange rates and interest rates. Investments in and loans and advances to foreign subsidiaries and branches, and their resultant operations, denominated in foreign currencies, create exposures to changes in exchange rates. The Company's utilization of its revolving line of credit creates an exposure to changes in interest rates. The effect of changes in exchange rates and interest rates on the Company's earnings generally has been small relative to other factors that also affect earnings, such as business unit sales and operating margins. For more information on these market risks and financial exposures, see the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended
June 26, 1999. The Company does not hold or issue financial instruments for trading, profit or speculative purposes.

  In order to minimize the Company's exposure to foreign currency fluctuations with respect to the short-term intercompany loans created to fund the operating cash requirements of the Company's European operations (see the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended June 26, 1999), the Company has entered into forward exchange rate contracts for the amount of the loans and associated interest. The currency hedged is the British pound. While there are no specified repayment dates for the loans, the forward exchange rate contracts are of limited duration and are replaced periodically as they mature.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
    Not applicable.


Item 5.  OTHER INFORMATION
--------------------------
    Not applicable.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
    a. Exhibits

       Exhibit No.  Description
       ----------   -----------

         10(a) Fourth Amendment to Amended and Restated Revolving Credit Agreement dated as of September 24, 1999, by and among New England Business Service, Inc., BankBoston, N.A. and Fleet National Bank (together with certain other financial institutions, the "Banks"), BankBoston, N.A., as agent for the Banks, and Fleet National Bank, as documentation agent for the Banks.


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

November 9, 1999                            /s/Daniel M. Junius
-----------------                           --------------------
Date                                        Daniel M. Junius
                                            Senior Vice President-Chief
                                            Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)