Form 10-Q
period 1999-12-25
NEW ENGLAND BUSINESS SERVICE INC
filed 2000-02-08
CIK 205700

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the period ended December 25, 1999.

                                     OR
[]   TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

                               (978) 448-6111
                               ---------------
            (Registrant's telephone number, including area code)

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

The number of common shares of the Registrant outstanding on February 4, 2000 was 13,530,595.

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements

                       NEW ENGLAND BUSINESS SERVICE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              (In Thousands)
                                                 (unaudited)
                                                   Dec. 25,       June 26,
                                                     1999            1999
                                                     -------       -------
ASSETS
Current Assets
  Cash and cash equivalents                        $  11,052     $   5,484
  Accounts receivable - net                           58,786        52,546
  Inventories                                         23,076        21,538
  Direct mail advertising and prepaid expenses        11,872        12,946
  Deferred income tax benefit                          7,272         7,189
                                                     -------       -------
     Total current assets                            112,058        99,703
Property and equipment - net                          58,986        55,172
Property held for sale                                     -           839
Deferred income tax benefit                            6,271         6,353
Goodwill - net                                        61,837        62,626
Customer Lists - net                                  28,032        31,590
Tradenames - net                                      31,201        31,610
Other assets - net                                    11,390        12,369
                                                     -------       -------
TOTAL ASSETS                                       $ 309,775     $ 300,262
                                                     =======       =======
LIABILITIES AND STOCKHOLDERS'EQUITY
Current Liabilities
  Accounts payable                                 $  23,988     $  15,478
  Accrued expenses                                    31,713        30,297
                                                     -------       -------
     Total current liabilities                        55,701        45,775
Revolving line of credit                             130,000       128,000
Deferred income taxes                                  4,958         4,958

STOCKHOLDERS'EQUITY
  Common stock                                        15,389        15,358
  Additional paid-in capital                          50,142        49,500
  Accumulated other comprehensive loss                (2,513)       (2,654)
  Retained earnings                                   96,001        86,902
                                                     -------       -------
     Total                                           159,019       149,106
Less: Treasury stock                                 (39,903)      (27,577)
                                                     -------       -------
Stockholders' Equity                                 119,116       121,529
                                                     -------       -------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $ 309,775     $ 300,262
                                                     =======       =======

See Notes to Unaudited Condensed Consolidated Financial Statements

                        NEW ENGLAND BUSINESS SERVICE, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                       (unaudited)
                                    Three Months Ended    Six Months Ended
                                     Dec. 25,  Dec. 26,  Dec. 25,  Dec. 26,
                                        1999       1998      1999      1998
                                      -------   -------   -------   -------
NET SALES                            $137,452  $127,297  $250,876  $239,983
OPERATING EXPENSES:
  Cost of sales                        49,720    46,253    89,669    87,808
  Selling and advertising              51,409    48,028    94,611    90,335
  General and administrative           20,100    18,262    38,625    35,807
                                      -------   -------   -------   -------
     Total operating expenses         121,229   112,543   222,905   213,950
INCOME FROM OPERATIONS                 16,223    14,754    27,971    26,033
OTHER INCOME/(EXPENSE):
  Interest income                          24        25        39        52
  Interest expense                     (2,041)   (2,301)   (4,025)   (4,480)
  Gain on pension settlement                -       259         -       259
                                      -------   -------   -------   -------
INCOME BEFORE TAXES                    14,206    12,737    23,985    21,864
PROVISION FOR INCOME TAXES              5,511     4,825     9,313     8,474
                                      -------   -------   -------   -------
NET INCOME                              8,695     7,912    14,672    13,390
                                      -------   -------   -------   -------
OTHER COMPREHENSIVE INCOME/(LOSS)         (88)     (563)      141      (769)
                                      -------   -------   -------   -------
COMPREHENSIVE INCOME                 $  8,607  $  7,349  $ 14,813  $ 12,621
                                      =======   =======   =======   =======
PER SHARE AMOUNTS:
Basic Earnings Per Share             $    .63  $    .55  $   1.06  $    .93
                                      =======   =======   =======   =======
Diluted Earnings Per Share           $    .62  $    .53  $   1.04  $    .91
                                      =======   =======   =======   =======
Dividends                            $    .20  $    .20  $    .40  $    .40
                                      =======   =======   =======   =======
BASIC WEIGHTED AVERAGE SHARES
OUTSTANDING                            13,799    14,401    13,891    14,365
  Plus incremental shares from assumed
  conversion of stock options             202       439       236       390
                                      -------   -------   -------   -------
DILUTED WEIGHTED AVERAGE SHARES
OUTSTANDING                            14,001    14,840    14,127    14,755
                                      =======   =======   =======   =======

See Notes to Unaudited Condensed Consolidated Financial Statements

                     NEW ENGLAND BUSINESS SERVICE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (unaudited)
                                                    Six Months Ended
                                                    Dec. 25,   Dec. 26,
                                                     1999       1998
                                                   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                         $ 14,672    $ 13,390
Adjustments to reconcile net income to cash:
  Depreciation                                        7,247       6,807
  Amortization                                        5,808       6,079
  Gain on disposal of assets                            (87)          -
  Deferred income taxes                                  45          82
  Gain on pension settlement                              -        (259)
  Provision for losses on accounts receivable         2,104       2,074
  Employee benefit charges                               94       2,492
Changes in assets and liabilities:
  Accounts receivable                                (8,314)     (8,784)
  Inventories and prepaid expenses                     (543)        584
  Accounts payable                                    8,592        (342)
  Income taxes payable                                2,223      (2,570)
  Accrued expenses                                     (631)     (2,850)
                                                   --------     -------
    Net cash provided by operating activities        31,210      16,703
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                 (11,340)     (9,637)
Proceeds from sale of facility and equipment          1,122           -
Acquisition of business                                   -        (174)
Other Assets                                              -         (32)
                                                   --------     -------
    Net cash used in investing activities           (10,218)     (9,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                   (67,000)    (40,000)
Proceeds from borrowings under credit line           69,000      31,500
Proceeds from issuance of common stock                  455       1,466
Acquisition of treasury stock                       (12,326)       (147)
Dividends paid                                       (5,571)     (5,742)
                                                   --------     -------
    Net cash used in financing                      (15,442)    (12,923)
      activities
EFFECT OF EXCHANGE RATE CHANGES ON CASH                  18         (51)
                                                    --------     -------
  NET INCREASE/ (DECREASE) IN CASH AND
CASH EQUIVALENTS                                      5,568      (6,114)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        5,484      10,823
                                                   --------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  11,052    $  4,709
                                                   ========     =======

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation/Accounting Policies
--------------------------------------------
  The consolidated financial statements contained in this report are unaudited(except for June 26, 1999 amounts) but reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods reflected. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, and the Independent Auditors' Report in the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1999. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1999. The Company has consistently followed those policies in preparing this report. The results of operations for the interim period reported herein are not necessarily indicative of results to be expected for the full year.

2.  Acquisitions
----------------
In fiscal 1998 the Company acquired both Rapidforms, Inc. and McBee Systems, Inc. As part of the purchase accounting for the both acquisitions, and included in the allocation of the acquisition cost, were liabilities recorded to cover the anticipated costs related to plans to close redundant facilities and reduce personnel. Approximately $5,552,000 was accrued. The remaining liability as of December 25, 1999 was $504,000 and was related to employee termination benefits. For the three months ended December 25, 1999, $217,000 had been spent to reduce this liability and for the six months ended December 25, 1999, $631,000 had been spent.

The company anticipates that the remaining liabilities will be resolved by the end of fiscal year 2000. Should the integration liabilities for McBee and Rapidforms be settled at amounts less than their original estimates, the excess will reduce the amount of recorded goodwill.

3. Inventories
--------------
  Inventories are carried at the lower of first-in, first-out cost or market. Inventories at December 25, 1999 and June 26, 1999 consisted of:

                                               (unaudited)
                                                  Dec. 25,       June 26,
                                                   1999           1999
                                               -----------    -----------
  Raw paper                                    $ 1,747,000    $ 1,692,000
  Business forms and related office products    21,329,000     19,846,000
                                                ----------    -----------
  Total                                        $23,076,000    $21,538,000
                                               ===========    ===========

4. Financial Information by Business Segment
--------------------------------------------
The Company has identified three reportable segments. The first is titled "Printed Products-Direct Marketing" and represents those business operations that sell primarily printed products such as checks and business forms to small businesses through direct marketing. The second segment, "Printed Products-Direct Sales," also sells checks and business forms to small businesses; however, they sell through either distributors or by directly selling to the customer. "Packaging and Display Products" is the third segment and primarily resells items including packaging and shipping supplies and retail signage. These products are marketed through a combination of direct marketing and direct selling efforts.

     The Company evaluates segment performance and allocates resources based on a profit from operations measure. This measure is akin to income from operations as reported on the statements of consolidated income and comprehensive income in that it excludes interest and other income and expense. This measure, however, also excludes certain items that are reported within income from operations. These include amortization, 401(k) expenses, integration charges and corporate overhead. These items are not used by the chief operating decision maker in assessing segment results. In order to reconcile the segment numbers to the Company's income before income taxes, adjustments representing the items listed above totaling $10,502,000 and $10,296,000 for the three months ended December 25, 1999 and December 26, 1998 and $20,257,000 and $20,790,000 for the six months ended December 25, 1999 and December 26, 1998, respectively, need to be made to the reported segment results.

Net sales and profit from operations for each of the Company's business segments are set forth below.

                   Printed Products
               ------------------------------    Packaging and
               Direct Marketing  Direct Sales   Display Products  Total
               ----------------  ------------   ----------------  -----
(unaudited)
Three months ended
Dec. 25, 1999
  Net sales   $89,763,000       $26,512,000    $21,177,000       $137,452,000
  Profit from
   operations  21,200,000         2,065,000      1,443,000         24,708,000



(unaudited)
Three months ended
Dec. 26, 1998

  Net sales    $85,183,000      $22,716,000    $19,398,000       $127,297,000
  Profit from
   operations   18,831,000        2,888,000      1,314,000         23,033,000







                  Printed Products
               ------------------------------    Packaging and
               Direct Marketing  Direct Sales   Display Products  Total
               ----------------  ------------   ----------------  -----
(unaudited)
Six months ended
Dec. 25, 1999
  Net sales   $162,179,000      $50,007,000    $38,690,000       $250,876,000
  Profit from
   operations   38,081,000        3,640,000      2,521,000         44,242,000




(unaudited)
Six months ended
Dec. 26, 1998
  Net sales   $158,709,000      $45,247,000    $36,027,000       $239,983,000
  Profit from
   operations   35,430,000        5,315,000      1,909,000         42,654,000




The amounts shown reflect a shift of the allocation of centralized information systems costs to the Printed Products-Direct Sales segment in the first two quarters of fiscal year 2000 from the Printed Products-Direct Marketing segment due to conversion of McBee's order-taking system to the NEBS Direct Marketing order entry system in August 1999.




5. New Accounting Pronouncements
-------------------------------
In June, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt this standard in fiscal 2001. The Company has determined based on its preliminary assessment of the standard, that the adoption of this standard will have an immaterial impact on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
        and Results of Operations
---------------------------------

Overview
--------

  New England Business Service, Inc. (the "Company"), was founded in 1952, incorporated in Massachusetts in 1955 and reincorporated in Delaware in 1986. The Company designs, produces and distributes business forms, checks, envelopes, labels, greeting cards, signs, stationery and related printed products and distributes packaging, shipping and warehouse supplies, software,work clothing and other business products through direct mail, direct sales, telesales, dealers and the internet to small businesses throughout the United States, Canada, the United Kingdom and France.

The Company has identified three reportable segments. The first is titled "Printed Products-Direct Marketing" and represents those business operations that sell primarily printed products such as checks and business forms to small businesses through direct marketing. The second segment, "Printed Products-Direct Sales," also sells checks and business forms to small businesses; however, they sell through either distributors or by directly selling to the customer. "Packaging and Display Products" is the third segment and primarily resells items including packaging and shipping supplies and retail signage. These products are marketed through a combination of direct marketing and direct selling efforts.


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

Results of Operations
---------------------

  Net sales increased $10.1 million or 7.9% to $137.5 million in the second quarter of fiscal year 2000 from $127.3 million in last year's second quarter. Sales were favorably impacted as a result of the growth in sales of seasonal holiday cards and personalized work clothing. These products are sold principally through the Direct Marketing Segment. Sales in this segment increased $4.5 million or 5.4%. The Direct Selling Segment increased $3.8 million or 16.7% attributable to growth in bank referral contracts and the Packaging and Display Segment increased $1.8 million or 9.2% benefiting from expanded distribution facilities.

Net sales increased $10.9 million or 4.6% to $250.9 million for the first six months of fiscal year 2000 from $239.9 million in last year's six months.
The sales increase was due to similar reasons as outlined above regarding the second quarter results.

  For the second quarter of fiscal year 2000, cost of sales decreased slightly to 36.1% of sales from 36.3% in last year's comparable period. For the first six months of fiscal year 2000, cost of sales decreased to 35.7% of sales from 36.5% in last year's comparable period. The decrease can be attributed to operational consolidations and increased handling charges which reduce freight costs.

  Selling and advertising expense decreased slightly to 37.4% of sales in the second quarter of fiscal year 2000 from 37.7% of sales in last year's comparable quarter. This was the result of increased sales leverage against advertising and consistent amortization costs for the period. For the first six months of fiscal year 2000 selling and advertising expense increased slightly to 37.7% of sales from 37.6% of sales in last year's comparable period. Management anticipates that such costs will remain consistent for the remainder of fiscal 2000.*

  General and administrative expense increased to 14.6% of sales in the second quarter of fiscal year 2000 from 14.3% in last year's comparable quarter. The increase was principally the result of increased spending levels associated with the Company's program to reengineer its financial and operational information systems and ensure its capability to operate in the year 2000 and higher incentive compensation expense than the prior year. General and administrative costs increased to 15.4% of sales in the first six months of fiscal year 2000 from 14.9% of sales in the last year's comparable period. The increase was due to similar reasons as outlined above regarding the second quarter results. Management anticipates that these costs will continue to increase slightly for the remainder of fiscal 2000.* As discussed below, the Company has had no indication that its Y2K changeover was not successful.

  Interest expense decreased to 1.5% of sales in the second quarter of fiscal year 2000 and to 1.6% for the first six months of the year from 1.8% of sales in the prior year's comparable periods. The decrease is the result of a decrease in the principal amount of debt used for financing activities and a favorable effective interest rate.

  The provision for income taxes as a percentage of pre-tax income increased to 38.8% in the second quarter of fiscal year 2000 from 37.9% in the comparable quarter in fiscal year 1999 due to an increase in the Company's overall effective state tax rate.

  In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard will be adopted by the Company in fiscal year 2001. The Company has determined based on its preliminary assessment of the standard, that the adoption of this standard will have an immaterial impact on its consolidated financial statements.

YEAR 2000
---------

  During fiscal year 1996, the Company established a five year plan to upgrade the majority of its critical operational information systems. This information systems reengineering plan was developed to enhance system performance and to address Year 2000 issues. The Company experienced delays in certain facets of the reengineering effort, and as a result modified its Year 2000 plan to focus on system remediation rather than system replacement. The Company's operational information systems have been inventoried and assessed for Year 2000 compliance, and recommended remediation efforts with respect to all of the Company's mission critical systems have been completed. The Company had conducted extensive testing to ensure the efficiency of its remediation efforts, and based on currently available information derived from such testing and the passing of the January 1, 2000 date, the Company is not aware of any Year 2000 compliance problems affecting its internal systems.

  In addition, the Company had communicated with key vendors in order to assess their ability to maintain normal operations in the Year 2000. Such key vendors include, but are not limited to, MCI Worldcom, R.R. Donnelley and Sons, Appleton Papers, and United Parcel Service of America, Inc. The Company has also monitored the Year 2000 compliance activities of the U.S., Canadian and U.K. postal services and pertinent local and regional utilities. Relying on public announcements and other information provided by these key vendors, the Company is currently not aware of any Year 2000 compliance problems with any of them that could have a material adverse effect on the Company's business operations or financial prospects. Based on its assessment of the Year 2000 readiness of its key vendors and the passing of the January 1, 2000 date, the Company is not aware of any Year 2000 compliance problems affecting these vendors.

  The Company had also inventoried and assessed the majority of the systems associated with the functioning of its plant, property and equipment. The date-related issues associated with the proper functioning of such assets are insignificant and were not expected to represent a material risk to the Company. There were no significant Year 2000 compliance problems that occurred subsequent to January 1, 2000.

  Further, the Company has approximately 2.5 million active customers, and the failure of any one customer due to a Year 2000 issue would not have a material adverse impact on the Company's financial performance or long-term prospects.

Liquidity and Capital Resources
-------------------------------

  Cash provided by operating activities for the six months ended December 25, 1999 was $ 31.2 million and represented an increase of $14.5 million from the $16.7 million provided in the comparable period last year. The increase in operating cash flow was primarily the result of changes in accounts payable and taxes payable accounts which will likely reverse by the end of the fiscal year as well as an increase in net income.*

  Working capital at December 25, 1999 amounted to $56.3 million, including $11.0 million of cash and short term investments. At June 26, 1999, working capital amounted to $53.9 million, including cash and short term investments of $5.5 million. The $2.4 million increase in working capital during the period is principally due to an increase in accounts receivable due to the effect of the seasonal nature of the greeting card and workwear businesses. During the three months ended December 25, 1999, $7.8 million was spent to repurchase 339,900 shares of the Company's common stock.

  Capital expenditures for the six months ended December 25, 1999 were $11.3 million versus the $9.6 million expended during last year's comparable period. Capital expenditures in the first two quarters of fiscal year 1999 and fiscal year 2000 included expenditures for information systems infrastructure and manufacturing related equipment. In addition, the Company constructed a $1.2 million warehouse distribution facility in Douglasville, Georgia and $1.7 million addition to the Midland, Ontario location in the first two quarters of fiscal year 2000 and 1999, respectively. The Company anticipates that total capital outlays will approximate $20 million in fiscal year 2000.*

  In addition to its present cash and short-term investment balances, the Company has consistently generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. In anticipation of the acquisitions in 1998, the Company amended on several occasions the terms of its committed, unsecured, revolving line of credit agreement. The total committed line currently stands at $165 million. At December 25, 1999, the Company had $130 million of outstanding debt under this credit facility. The credit agreement contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. The Company is currently in compliance with these covenants.

  In order to effectively fix the interest rate on a portion of the debt outstanding under the revolving line of credit, the Company has entered into interest rate swap agreements with two banks. These swap agreements contain notional principal amounts and other terms determined with respect to the Company's forecasts of future cash flows and borrowing requirements. At December 25, 1999, the notional principal amount outstanding of the interest rate swap agreements totaled $85 million.

  In order to minimize the Company's exposure to foreign currency fluctuations with respect to an intercompany loan to a foreign subsidiary, the Company has entered into a short-term forward exchange rate contract with a major commercial bank in a currency amount directly corresponding to the short-term intercompany loan amount. At December 25, 1999, the Company had an outstanding forward exchange rate contract for $ 1.5 million worth of Pounds Sterling.

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

     A majority of our sales and profits come from selling standardized business forms, checks and related products by mail order, telesales and direct sales to a target market consisting mainly of small businesses. We believe that the critical success factors to compete in this market include competitive pricing, breadth of product offering, and the ability to attract and retain a large number of individual customers. Known material risks that may affect those critical success factors are described below.

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

     Our standardized business forms, checks and related products provide our customers with financial and business records to manage their businesses. Continual technological improvements have provided our target customers in several market segments with alternative means to enact and record business transactions. For example, the price and performance capabilities of personal computers and related printers now provide a cost-competitive means to print low-quality versions of our business forms on plain paper. In addition, electronic transaction systems and off-the-shelf business software applications have been designed to automate several of the functions performed by our business form products.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------
    The Company is exposed to a number of market risks, including the effects of changes in foreign currency exchange rates and interest rates. Investments in and loans and advances to foreign subsidiaries and branches, and their resultant operations, denominated in foreign currencies, create exposures to changes in exchange rates. The Company's utilization of its revolving line of credit creates an exposure to changes in interest rates. The effect of changes in exchange rates and interest rates on the Company's earnings generally has been small relative to other factors that also affect earnings, such as business unit sales and operating margins. For more information on these market risks and financial exposures, see the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended June 26, 1999. The Company does not hold or issue financial instruments for trading, profit or speculative purposes.

  In order to minimize the Company's exposure to foreign currency fluctuations with respect to the short-term intercompany loan created to fund the operating cash requirements of the Company's European operations (see the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended June 26, 1999), the Company has entered into a forward exchange rate contract for the amount of the loan and associated interest. The currency hedged is the British pound. While there is no specified repayment date for the loan, the forward exchange rate contract is of limited duration and is replaced periodically as it matures.

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

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------
    Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
    Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
   a.   The annual Meeting of Stockholders was held on October 22, 1999

   b.   See Item 4(c) below.

   c. The stockholders fixed the number of Directors to be elected at nine and elected the following as Directors:

                                   For         Authority Withheld
                                   ---         -------------------
      Robert J. Murray           12,084,179          6,778
      Neil S. Fox                12,084,179          6,778
      Robert L. Gable            12,084,179          6,778
      Benjamin H. Lacy           12,082,679          8,278
      Thomas J. May              11,793,679        297,278
      Herbert W. Moller          12,084,179          6,778
      Richard H. Rhoads          12,084,179          6,778
      Brian E. Stern             12,084,179          6,778
      M. Anne Szostak            12,084,179          6,778

      The stockholders voted to ratify the selection of Deloitte and Touche LLP as independent auditors of the Company for the fiscal year ending June 24, 2000.

         For            Against             Abstain
        ---            --------            --------
      12,088,310          1,060               1,587

   d.   Not applicable


Item 5.  OTHER INFORMATION
--------------------------
    Proposals of stockholders intended to be presented at the 2000 annual meeting of stockholders must be received by the Company, at its offices at 500 Main Street, Groton, Massachusetts 01471, no later than May 13, 2000, in order to be considered for inclusion in the Company's proxy statement and proxy card relating to that meeting in accordance with Rule 14a-8 under the Securities Exchange Act of 1934.

    Additionally, under advance notice provisions in our by-laws, director nominations or any other proposals to be presented outside of the processes of Rule 14a-8 by a stockholder from the floor of the 2000 annual meeting of stockholders must be submitted by the stockholder to our corporate secretary at the above address no later than July 24, 2000 and no earlier than June 24, The notice must contain the information required by the by-laws. These advance notice provisions are separate from the requirements, which a stockholder must meet in order to have a proposal included in the Company's proxy statement under Rule 14a-8.


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

February 8, 2000                           /s/Daniel M. Junius
-----------------                          --------------------
Date                                       Daniel M. Junius
                                           Senior Vice President-Chief
                                           Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)