Form 10-Q
period 2000-03-25
NEW ENGLAND BUSINESS SERVICE INC
filed 2000-05-09
CIK 205700

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934

                        For the period ended March 25, 2000.

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

Yes  X  No

The number of common shares of the Registrant outstanding on May 8, 2000. was 13,508,713.

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

                         NEW ENGLAND BUSINESS SERVICE, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                     (In Thousands)
                                                 (unaudited)
                                                   Mar. 25,      June 26,
                                                      2000          1999
ASSETS
Current Assets
  Cash and cash equivalents                      $   9,816     $   5,484
  Accounts receivable - net                         54,162        52,546
  Inventories                                       23,516        21,538
  Direct mail advertising and prepaid expenses      12,299        12,946
  Deferred income tax benefit                        7,271         7,189
                                                 ---------     ---------
     Total current assets                          107,064        99,703
Property and equipment - net                        60,067        55,172
Property held for sale                                   -           839
Deferred income tax benefit                          6,271         6,353
Goodwill - net                                      61,265        62,626
Customer Lists - net                                25,881        31,590
Tradenames - net                                    30,997        31,610
Long-term investments                               13,369             -
Other assets - net                                  11,303        12,369
                                                 ---------     ---------
TOTAL ASSETS                                     $ 316,217     $ 300,262
                                                 =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                               $  15,927     $  15,478
  Accrued expenses                                  31,794        30,297
                                                 ---------     ---------
    Total current liabilities                       47,721        45,775
Revolving line of credit                           141,500       128,000
Deferred income taxes                                4,958         4,958
STOCKHOLDERS' EQUITY
  Common stock                                      15,389        15,358
  Additional paid-in capital                        50,155        49,500
  Accumulated other comprehensive loss              (2,638)       (2,654)
  Retained earnings                                100,774        86,902
                                                 ---------     ---------
     Total                                         163,680       149,106
Less: Treasury stock                               (41,642)      (27,577)
                                                 ---------     ---------
Stockholders' Equity                               122,038       121,529
                                                 ---------     ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $ 316,217     $ 300,262
                                                 =========     =========

See Notes to Unaudited Condensed Consolidated Financial Statements

                      NEW ENGLAND BUSINESS SERVICE, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                (unaudited)
                                        Three Months Ended   Nine Months Ended
                                       Mar. 25,   Mar. 27,  Mar. 25,   Mar. 27,
                                          2000       1999      2000       1999
                                        -------  --------   --------  --------
NET SALES                             $117,367   $115,044  $368,243   $355,027

OPERATING EXPENSES:

  Cost of sales                         42,555     41,920   132,224    129,728
  Selling and advertising               44,403     43,444   139,014    133,779
  General and administrative            17,543     17,312    56,168     53,119
                                      --------   --------  --------   --------
     Total operating expenses          104,501    102,676   327,406    316,626
INCOME FROM OPERATIONS                  12,866     12,368    40,837     38,401
OTHER INCOME/(EXPENSE):
  Interest income                           56        133        95        185
  Interest expense                      (2,097)    (2,065)   (6,122)    (6,545)
  Gain on pension settlement                 -          -         -        259
                                      --------   --------  --------   --------
INCOME BEFORE TAXES                     10,825     10,436    34,810     32,300
PROVISION FOR INCOME TAXES               3,344      4,217    12,657     12,691
                                      --------   --------  --------   --------
NET INCOME                               7,481      6,219    22,153     19,609
OTHER COMPREHENSIVE INCOME/(LOSS)         (125)       167        16       (602)
                                      --------   --------  --------   --------
COMPREHENSIVE INCOME                  $  7,356   $  6,386  $ 22,169   $ 19,007
                                      ========   ========  ========   ========
PER SHARE AMOUNTS:
Basic Earnings Per Share              $    .55   $    .43  $   1.61   $   1.36
                                      ========   ========  ========   ========
Diluted Earnings Per Share            $    .55   $    .42  $   1.59   $   1.32
                                      ========   ========  ========   ========
Dividends                             $    .20   $    .20  $    .60   $    .60
                                      ========   ========  ========   ========
BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING                      13,544     14,481    13,783     14,402
  Plus incremental shares from
  assumed conversion of
  stock options                             82        480       190        428
                                      --------   --------  --------   --------
DILUTED WEIGHTED AVERAGE SHARES
OUTSTANDING                             13,626     14,961    13,973     14,830
                                      ========   ========  ========   ========

See Notes to Unaudited Condensed Consolidated Financial Statements

                          NEW ENGLAND BUSINESS SERVICE, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                     (unaudited)
                                                            Nine Months Ended
                                                            Mar. 25,   Mar. 27,
                                                               2000       1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $ 22,153   $ 19,609
Adjustments to reconcile net income to cash:
  Depreciation                                               10,795      9,897
  Amortization                                                8,670      9,348
  Gain on disposal of assets                                   (103)       (22)
  Deferred income taxes                                          59         82
  Gain on pension settlement                                      -       (259)
  Provision for losses on accounts receivable                 3,143      3,038
  Employee benefit charges                                      106      2,999
Changes in assets and liabilities:
  Accounts receivable                                        (4,751)    (4,167)
  Inventories and prepaid expenses                           (1,340)    (1,350)
  Accounts payable                                              470       (916)
  Income taxes payable                                        1,174     (3,809)
  Accrued expenses                                              597     (3,268)
                                                           --------   --------
    Net cash provided by operating activities                40,973     31,182
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                         (16,045)   (13,246)
Proceeds from sale of facility and equipment                  1,153        545
Purchases of long-term investments                          (13,369)         -
Acquisition of business-net of cash acquired                      -       (191)
Other Assets                                                      -         88
                                                           --------   --------
    Net cash used in investing activities                   (28,261)   (12,804)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                           (75,250)   (58,000)
Proceeds from borrowings under credit line                   88,750     44,500
Proceeds from issuance of common stock                          455      2,462
Acquisition of treasury stock                               (14,065)    (1,489)
Dividends paid                                               (8,280)    (8,641)
                                                           --------   --------

    Net cash used in financing activities                    (8,390)   (21,168)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                          10         (9)
                                                           --------   --------
  NET INCREASE/ (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                            4,332     (2,799)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR
                                                              5,484     10,823
                                                           --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  9,816   $  8,024
                                                           ========   ========

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation/Accounting Policies
---------------------------------------------

  The consolidated financial statements contained in this report are unaudited (except for June 26, 1999 amounts) but reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods reflected. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, appearing in the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1999. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1999. The Company has consistently followed those policies in preparing this report. The results of operations for the interim period reported herein are not necessarily indicative of results to be expected for the full year.

2.  Acquisitions
----------------

  In fiscal 1998 the Company acquired both Rapidforms, Inc. and McBee Systems, Inc. As part of the purchase accounting for both acquisitions, and included in the allocation of the acquisition cost, were liabilities recorded to cover the anticipated costs related to plans to close redundant facilities and reduce personnel. Approximately $5,552,000 was accrued. The remaining liability as of March 25, 2000 was $267,000 and was related to employee termination benefits. For the three months ended March 25, 2000, $237,000 had been spent to reduce this liability and for the nine months ended March 25, 2000, $868,000 had been spent.

  The Company anticipates that the remaining liabilities will be resolved by the end of fiscal year 2000. Should the integration liabilities for McBee and Rapidforms be settled at amounts less than their original estimates, the excess will reduce the amount of recorded goodwill.

3.  Inventories
---------------

  Inventories are carried at the lower of first-in, first-out cost or market. Inventories at March 25, 2000 and June 26, 1999 consisted of:

                                                (unaudited)
                                                 Mar. 25,      June 26,
                                                    2000          1999
                                                 --------      --------
Raw paper                                      $ 1,621,000  $  1,692,000
Business forms and related office products      21,895,000    19,846,000
                                               -----------  ------------
Total                                          $23,516,000  $ 21,538,000
                                               ===========  ============

4.  Long-Term Investments
-------------------------

  In March 2000, the Company invested $12.9 million and $.5 million, respectively, in the common stock of Advantage Business Services Holdings, Inc. and the convertible preferred stock of WebNow.com, Inc. These investments represent less than a 20% voting interest in these companies. Also, the securities are not considered to be marketable equity securities under SFAS 115 because both of the companies are currently private. These investments are carried at cost and will periodically be evaluated to determine whether a decline in fair value below the original cost basis has occurred and is other than temporary. Both of the investments are classified as long term assets on the condensed consolidated balance sheet because of their non-marketable nature and management's intent to hold these investments for the long-term.

5.  Income Taxes
----------------
  In the third quarter of fiscal 2000 the Company received a favorable tax ruling from the Commonwealth of Massachusetts. This tax ruling allowed the Company to not only revise its current year estimates of total taxes that it will be required to pay (both now and in the future), but also to amend previous years' tax returns. The financial impact of this ruling is reflected in the results of operations for the quarter ended March 25, 2000.

6.  Financial Information by Business Segment
---------------------------------------------
  The Company has identified three reportable segments. The first is titled "Printed Products-Direct Marketing" and represents those business operations that sell primarily printed products such as checks and business forms to small businesses through direct marketing. The second segment, "Printed Products-Direct Sales," also sells checks and business forms to small businesses; however, they sell through either distributors or by directly selling to the customer. "Packaging and Display Products" is the third segment and primarily resells items including packaging and shipping supplies and retail signage. These products are marketed through a combination of direct marketing and direct selling efforts.

  The Company evaluates segment performance and allocates resources based on a profit from operations measure. This measure is akin to income from operations as reported on the statements of consolidated income and comprehensive income in that it excludes interest and other income and expense. This measure, however, also excludes certain items that are reported within income from operations. These include amortization, 401(k) expenses, integration charges and corporate overhead. These items are not used by the chief operating decision maker in assessing segment results. In order to reconcile the segment numbers to the Company's income before income taxes, adjustments representing the items listed above totaling $8,445,000 and $9,215,000 for the three months ended March 25, 2000 and March 27, 1999 and $28,702,000 and $30,006,000 for the
nine months ended March 25, 2000 and March 27, 1999, respectively, need to be made to the reported segment results.

  Net sales and profit from operations for each of the Company's business segments are set forth below (unaudited).


                       Printed Products
                       ----------------
                     Direct                       Packaging and
                     ------                       -------------
                    Marketing      Direct Sales   Display Products Total
                    ---------    ------------     ---------------- -----

Three months ended
Mar. 25, 2000
  Net sales         $ 73,153,000   $ 26,352,000   $ 17,862,000     $117,367,000
  Profit from
   operations         16,513,000      1,824,000        933,000       19,270,000

Three months ended
Mar. 27, 1999
  Net sales         $ 74,265,000    $ 24,124,000   $ 16,655,000    $115,044,000
  Profit from
   operations         16,093,000       3,044,000        514,000      19,651,000

Nine months ended
Mar. 25, 2000
  Net sales         $235,332,000    $ 76,359,000   $ 56,552,000    $368,243,000
  Profit from
   operations         54,594,000       5,464,000      3,454,000      63,512,000

Nine months ended
Mar. 27, 1999
  Net sales         $232,974,000    $ 69,371,000   $ 52,682,000    $355,027,000
  Profit from
   operations         51,525,000       8,358,000      2,423,000      62,306,000

The amounts shown reflect a shift of the allocation of centralized information systems costs to the Printed Products-Direct Sales segment in the first three quarters of fiscal year 2000 from the Printed Products-Direct Marketing segment due to conversion of McBee's order-taking system to the NEBS Direct Marketing order entry system in August 1999.

7.  New Accounting Pronouncements
---------------------------------
  In June, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt this standard in the beginning of fiscal 2001. The Company has determined based on its preliminary assessment of the standard, that the adoption of this standard will not have a material impact on its consolidated financial statements.

8.  Reclassifications
---------------------
  Certain reclassifications have been made to the results of the comparative prior quarter and nine-month period so as to be in conformity with the current quarter and nine-month period presentation.



Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
        and Results of Operations
        -------------------------

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

Results of Operations
---------------------

  Net sales increased $2.3 million or 2.0% to $117.4 million in the third quarter of fiscal year 2000 from $115.0 million in last year's third quarter. Net sales from the Direct Selling Segment increased $2.2 million or 9.2%, and was attributable to growth in bank referral contracts. Net sales from the Packaging and Display Segment also increased $1.2 million or 7.2% and was primarily a result of expanded distribution facilities. Net sales in the Direct Marketing Segment decreased $1.1 million or 1.5% due to higher discounting.

  Net sales increased $13.2 million or 3.8% to $368.2 million for the first nine months of fiscal year 2000 from $355.0 million in last year's nine months. The sales increase was due to similar reasons as outlined above regarding the third quarter results, in addition to growth in sales of seasonal holiday cards and personalized work clothing during the first six months of fiscal year 2000. These products are sold principally through the Direct Marketing Segment.

  For the third quarter of fiscal year 2000, cost of sales decreased slightly to 36.3% of sales from 36.4% in last year's comparable period. For the first nine months of fiscal year 2000, cost of sales decreased to 35.9% of sales from 36.5% in last year's comparable period. The decrease can be attributed to operational consolidations and increased handling charges to customers, which reduce net freight costs.

  Selling and advertising expense remained consistent at 37.8% of sales in the third quarter of fiscal year 2000 from last year's comparable quarter. For the first nine months of fiscal year 2000 selling and advertising expense increased slightly to 37.8% of sales from 37.7% of sales in last year's comparable period. Management anticipates that such costs will remain consistent for the remainder of fiscal 2000.*

  General and administrative expense remained consistent at 15.0% of sales in the third quarter of fiscal year 2000 from last year's comparable quarter. General and administrative costs increased to 15.3% of sales in the first nine months of fiscal year 2000 from 15.0% of sales in the last year's comparable period. The increase was principally the result of increased spending levels associated with the Company's program to reengineer its financial and operational information systems and ensure its capability to operate in the year 2000. Management anticipates that these costs will continue to increase slightly for the remainder of fiscal 2000.* As discussed below, the Company has had no indication that its Y2K changeover was not successful.

  Interest expense remained consistent at 1.8% of sales in the third quarter of fiscal year 2000 and 1.7% for the first nine months of fiscal year 2000 compared to 1.8% of sales in the prior year's comparable periods. The decrease can be attributed to lower average debt outstanding used for financing activities, partially offset by an overall increase in the effective interest rate.

  The provision for income taxes as a percentage of pre-tax income decreased to 30.9% in the third quarter of fiscal year 2000 from 40.4% in the comparable quarter in fiscal year 1999 primarily as a result of a one-time tax benefit due to a favorable state revenue ruling effecting both current and prior years' taxes. On a year-to-date basis the provision for income taxes decreased to 36.4% of pre-tax income from 39.3% of pre-tax income in the prior period due to the reason stated above. The Company anticipates that its overall effective tax rate for future years, based on the results of the ruling, will decrease to approximately 38.4%.*

  In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard will be adopted by the Company in fiscal year 2001. The Company has determined based on its preliminary assessment of the standard, that the adoption of this standard will have an immaterial impact on its consolidated financial statements.


YEAR 2000
---------

  As part of a five-year plan instituted during fiscal year 1996 to enhance the Company's information systems and address Year 2000 issues, the Company's operational information systems were inventoried and assessed for Year 2000 compliance, and recommended remediation efforts with respect to all of the Company's mission critical systems were completed. The Company conducted extensive testing to ensure the efficiency of its remediation efforts, and based on currently available information derived from such testing and the passing of the January 1, 2000 date, the Company is not aware of any Year 2000 compliance problems affecting its internal systems.

  In addition, the Company communicated with key vendors in order to assess their ability to maintain normal operations in the Year 2000. Based on its assessment of the Year 2000 readiness of its key vendors and the passing of the January 1, 2000 date, the Company is not aware of any Year 2000 compliance problems affecting these vendors.

  The Company also inventoried and assessed the majority of the systems associated with the functioning of its plant, property and equipment. There were no significant Year 2000 compliance problems that occurred subsequent to January 1, 2000.

  Further, the Company has approximately 2.5 million active customers, and the failure of any one customer due to a Year 2000 issue would not have a material adverse impact on the Company's financial performance or long-term prospects. The Company is not aware of any Year 2000 compliance problems affecting any major grouping of its customers since January 1, 2000.


Liquidity and Capital Resources
-------------------------------

  Cash provided by operating activities for the nine months ended March 25, 2000 was $40.9 million and represented an increase of $9.7 million from the $31.2 million provided in the comparable period last year. The increase in operating cash flow was primarily the result of an increase in net income, taxes payable and other accrued expenses, offset by a decrease in non-cash items. The Company anticipates that cash provided by operating activities by the full year will approximate that seen in the third quarter. Increases in net income will be offset by commensurate reductions in other working capital line items as certain liability balances are reduced.*

  Capital expenditures for the nine months ended March 25, 2000 were $16.0 million versus the $13.2 million expended during last year's comparable period. Capital expenditures in the first nine months of fiscal year 1999 and fiscal year 2000 included expenditures for information systems infrastructure and manufacturing related equipment. In addition, the Company constructed a $1.2 million warehouse distribution facility in Lithia Springs, Georgia and $1.7 million addition to the Midland, Ontario location in the first nine months of fiscal years 2000 and 1999, respectively. The Company anticipates that total capital outlays will approximate $22 million in fiscal year 2000.* In addition to capital expenditures, the Company invested approximately $13.4 million in two separate companies. These investments were partially funded by borrowings under the Company's lines of credit. Significant cash outflows also occurred in the first nine months of fiscal 2000 to pay dividends and repurchase common stock. Stock repurchases totaled approximately $14.1 million for the nine months ended March 25, 2000. The Company anticipates that such stock repurchases will continue to occur in the future.*

  In addition to its present cash and short-term investment balances, the Company has consistently generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. The Company continues to amend the terms of its committed, unsecured, revolving line of credit agreement in order to facilitate certain transactions. The total committed line currently stands at $165 million. At March 25, 2000, the Company had $141.5 million of outstanding debt under this credit facility. The credit agreement contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. The Company is currently in compliance with these covenants.

  In order to effectively fix the interest rate on a portion of the debt outstanding under the revolving line of credit, the Company has entered into interest rate swap agreements with two banks. These swap agreements contain notional principal amounts and other terms determined with respect to the Company's forecasts of future cash flows and borrowing requirements. At March 25, 2000, the notional principal amount outstanding of the interest rate swap agreements totaled $77.5 million.

  The Company anticipates that its current cash on hand, cash flow from operations and additional availability under the line of credit will be sufficient to meet the Company's liquidity requirements for its operations and capital expenditures during fiscal year 2000.* However, the Company may pursue additional acquisitions from time to time which would likely be funded through the use of available cash, the issuance of stock, the obtaining of additional credit, or any combination thereof.*

Certain Factors That May Affect Future Results
----------------------------------------------

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

  The Company is exposed to a number of market risks, including the effects of changes in foreign currency exchange rates and interest rates. Investments in and advances to foreign subsidiaries and branches, and their resultant operations, denominated in foreign currencies, create exposures to changes in exchange rates. The Company's utilization of its revolving line of credit creates an exposure to changes in interest rates. The effect of changes in exchange rates and interest rates on the Company's earnings generally has been small relative to other factors that also affect earnings, such as business unit sales and operating margins. For more information on these market risks and financial exposures, see the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended June 26, 1999. The Company does not hold or issue financial instruments for trading, profit or speculative purposes.

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

  Upon reviewing its derivatives and interest rate instruments, based on historical foreign currency rate movements and the fair value of market-rate sensitive instruments , the Company does not believe that near term changes in foreign currency or interest rates will have a material impact on its future earnings, fair values or cash flows.


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

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------
         Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
         Not applicable

Item 5.  OTHER INFORMATION
--------------------------
         Not Applicable


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
    a. Exhibits

       Exhibit No.  Description
       -----------  -----------
         10(a) Fifth Amendment to Amended and Restated Revolving Credit Agreement dated as of January 21, 2000, by and among New England Business Service, Inc., BankBoston, N.A. and Fleet National Bank )together with certain other Financial institutions, the "Banks"), BankBoston, N.A., as agent for the Banks, and Fleet National Bank, as documentation agent for the Banks.

         27         Financial Data Schedule

         99 Independent Accountant's Review Report for the three-month and nine-month period ended March 25, 2000.

    b. Reports on Form 8-K.

         Not applicable

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           NEW ENGLAND BUSINESS SERVICE, INC.
                                           ----------------------------------
                                                      (Registrant)

May 9, 2000                                /s/Daniel M. Junius
-----------                                -------------------
Date                                       Daniel M. Junius
                                           Senior Vice President-Chief
                                           Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)