Form 10-K
period 2000-06-24
NEW ENGLAND BUSINESS SERVICE INC
filed 2000-09-01
CIK 205700

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
                    For the fiscal year ended June 24, 2000

                                      OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from     to

                          Commission File No. 1-11427

                                ---------------
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

                                            Name of each exchange
             Title of each class             on which registered
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

                               Yes [X]    No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the Registrant's Common Stock, par value $1.00 per share, held by stockholders who are not affiliates of the Registrant at August 23, 2000 as computed by reference to the closing price of such stock on that date was approximately $260,827,818.

  The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at August 23, 2000 was 13,386,382.

Documents Incorporated By Reference

  Portions of the Proxy Statement sent to stockholders in connection with the Annual Meeting to be held on October 20, 2000 are incorporated by reference into Items 10, 11, 12 and 13 (Part III) of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  New England Business Service, Inc. (the "Company") was founded in 1952, incorporated in Massachusetts in 1955 and reincorporated in Delaware in 1986. The Company designs, produces and distributes business forms, checks, envelopes, labels, greeting cards, signs, stationery and related printed products, and distributes packaging, shipping and warehouse supplies, software, work clothing, advertising specialties and other business products through direct mail, direct sales, telesales, dealers and the Internet to small businesses throughout the United States, Canada, the United Kingdom and France. During the past five years the Company has completed several acquisitions which are described below.

  In January 1997, the Company acquired the outstanding stock of Standard Forms Limited ("SFL"), a U.K-based company for consideration of approximately $4,300,000. SFL markets a line of business forms and stationery by direct mail and through a direct sales force, principally to automotive accounts in the U.K. and France.

  In March 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Chiswick Trading, Inc. ("Chiswick") for consideration of approximately $34,600,000 in cash (net of cash acquired) and approximately $8,400,000 in Company common stock. Chiswick markets a line of retail and industrial packaging, shipping and warehouse supplies sold primarily by direct mail to small wholesalers, manufacturers and retailers.

  In December 1997, the Company acquired all of the outstanding common stock of Rapidforms, Inc. ("Rapidforms") for consideration of approximately $82,136,000 in cash (net of cash acquired). Rapidforms designs, produces and markets business forms, business supplies, holiday greeting cards and promotional products sold principally by direct mail to small businesses across the United States. As part of the Rapidforms acquisition, the Company also acquired Rapidforms' wholly-owned subsidiary, Russell & Miller, Inc., which primarily sells in-store retail merchandising supplies.

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

  In July 2000, the Company acquired all of the outstanding shares of common stock of PremiumWear, Inc. ("PremiumWear") for $13.50 per share in cash, plus the assumption of $3,848,000 in debt, which brought the total transaction value to approximately $41,600,000 (net of cash acquired). PremiumWear designs and markets knit and woven shirts and other apparel and accessories to the promotional products/advertising specialty industry.

  The Company reports its operations in three segments entitled "Printed Products--Direct Marketing," "Printed Products--Direct Sales" and "Packaging and Display Products." The first two segments sell primarily printed business products such as checks and business forms but use different distribution methods; the remaining segment primarily serves as a reseller of packaging and shipping supplies and retail signage. PremiumWear, which was acquired following the end of fiscal year 2000, will operate as a separate segment in fiscal year 2001.

  Additional financial information regarding the segments including the net sales and operating profit attributable to each of the Company's segments for the last three fiscal years is contained in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Products

  The Company's product lines consist of an extensive range of standardized imprinted manual and computer business forms, custom forms, checks and check writing systems, envelopes, labels, greeting cards, signs, stationery and other printed products principally designed and imprinted in-house. The Company also distributes a variety of industrial shipping and packaging products including corrugated boxes, polyethylene bags, tape, labels and shrink wrap as well as retail packaging supplies such as bags, ribbons, gift wrap and bows. In addition, the Company distributes a variety of other business products commonly used by small businesses, including merchandising displays, presentation folders, promotional products, work clothing and software. Products are either specifically designed for individual lines of business or are of a type generally used by small businesses and professional offices. The Company's full range of products are enhanced by high quality, fast delivery, competitive prices and extensive product guarantees.

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

  Promotional products, including labels, pricing tags, signage, advertising specialties, presentation folders and greeting cards, are designed to fulfill a variety of selling and marketing activities and to provide small businesses with a professional image. Additionally, the Company markets a line of filing systems, accountants' supplies and appointment products specifically for use in small professional offices.

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

  The Company also sells the Company Colors(TM) line of work clothing, including an array of jackets, shirts, pants, hats, sweatshirts, and uniforms commonly worn in the workplace. The Company Colors line may be embroidered with business names, logos, and employee names to provide a small business with a coordinated and professional image.

  The Company distributes Form Magic(R), a proprietary form-filling software package, third-party accounting software including Peachtree's One-Write Plus(R) and Intuit's Quickbooks(R), and a line of products designed by MySoftware Company. Software distributed by the Company is designed to perform a variety of the tasks required to manage and promote a small business, and is compatible with certain business forms and other printed products offered by the Company.

  The Company, through its PremiumWear subsidiary, sells knit and woven sport shirts under the Munsingwear(R) label to promotional products/advertising specialty customers pursuant to a license from Perry Ellis International, Inc. The Company sells its Page & Tuttle(R) brand of knit golf shirts and coordinated apparel to specialty market customers. Distribution of PremiumWear products to customers is through a network of independent sales representatives. Also, PremiumWear receives commission income from representing other companies' products to the promotional products industry.

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

  For a further discussion of the risks and uncertainties associated with the technological changes affecting future demand for the Company's business forms and related products, see "Certain Factors That May Affect Future Results" included in Part II, Item 7 to this Annual Report on Form 10-K.

Sales and Marketing

  The Company has established three distinct channels of distribution with the recent PremiumWear acquisition representing a fourth channel. The Company's primary channel is direct mail in which up to 100 million pieces of promotional advertising offering the Company's products are delivered by mail to customers and prospective customers each year under the NEBS(R), RapidForms(R), McBee(R), Chiswick(R), Histacount(R), SYCOM(R), R&M Retail Merchandising(R), Visual Display SolutionsTM, Bags & BowsTM, NCS National Clothier Supply(R), Main Street(R), Holiday ExpressionsTM, Ad IdeasTM, ASH(R), NAPCO(R), Education MattersTM, Company Colors, Business EnvelopesTM and SFLTM brand names. The Company's direct mail efforts are supplemented by the prospecting and account development efforts of an outbound telemarketing group.

  The Company's success to date has largely been the result of effective direct marketing and the strength of its customer relationships. Targeted direct mail marketing in combination with focused telemarketing allows the Company to identify and penetrate geographically dispersed but, in the aggregate, significant markets. The Company targets small businesses with 100 or fewer employees within these markets with specialized promotions and products specifically designed to meet small business needs. In the direct mail channel, the Company's promotional materials contain one or more order forms to be completed by the customer and either mailed, faxed or telephoned to the Company's telesales and customer service group. The Company and its subsidiaries also maintain World Wide Web sites for promotion and order taking.

  The Company's promotional materials include several catalogs containing a comprehensive display of the Company's forms and checks, work clothing, packaging supplies and retail merchandising supplies product offerings. In addition, the Company utilizes smaller catalogs focused on specific products or targeted to a specific small business segment, promotional circulars with samples, flyers, and inserts included with invoices, statements and product shipments. To a lesser extent the Company relies on advertising space in magazines and post card packages to generate sales leads from prospective customers. The Company utilizes the United States or the local country postal service for distribution of most of its advertising materials.

  The Company's second principal channel of distribution is through a field sales organization of over 430 employees, primarily dedicated to marketing McBee brand checks and check writing systems, Chiswick brand packaging and shipping supplies, or Russell & Miller brand retail merchandising and display products. Initial order support, product reorders and routine service in the direct sales channel is provided by a network of customer service representatives located throughout the United States and Canada.

  The principal focus of the McBee sales force is to generate first-time buyers for check and check writing system products. Prospective customer leads are generated for the McBee sales force under referral arrangements with small business accountants and commercial banks representing approximately 23,000 geographically dispersed branch offices. The McBee sales effort typically targets small business customers with fewer than 10 employees.

  The principal focus of the Chiswick and Russell & Miller sales forces has been to develop high-potential customer relationships initially established through the direct mail channel. The Chiswick and Russell & Miller sales efforts typically support businesses with more than 100 employees or retail chains with geographically dispersed store locations.

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

  The Company's PremiumWear subsidiary represents the fourth channel of distribution by utilizing independent sales representatives to market its products and to solicit orders from customers. All products are distributed to customers through PremiumWear's Tennessee distribution facility.

  The Company has also entered into alliance marketing agreements with third-party vendors to offer payroll, accounting, web-page development, and direct marketing services to its base of small business customers. Revenue from these alliances is generated in the form of royalties and commissions received from the third-party vendors.

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

Raw Materials, Production and Distribution

  The Company's production and distribution systems are designed to process a high volume of small dollar orders on a cost-effective basis. The production and procurement of printed product base stock is driven by forecasts of demand for the Company's products. The Company produces semi-finished base business forms, check stock and related products in long runs on high-speed, roll-fed presses from bond and carbonless papers. The Company purchases base stock from a number of industry sources at competitive prices. The bond and carbonless papers used by the Company to produce base stock are purchased from a limited number of vendors at competitive prices.

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

  During the past two years, the Company has experienced an increase in the revenue generated by the sale of stock business products produced by third parties, but shipped to customers by the Company, including Chiswick brand industrial packaging and warehouse supplies, and Bags & Bows retail supplies. The Company principally utilizes a "pick and pack" operation to aggregate stock products from warehoused inventory into distinct order groups and to package these order groups for shipment to the customer. The Company's stock business products are obtained from a large number of suppliers at competitive prices. In addition, the Company relies on a limited number of suppliers to produce and drop-ship products directly to Company customers. The Company believes that alternative sources are generally available for products purchased from third-party vendors, and is continually evaluating its sourcing of these third-party supplied products. PremiumWear primarily sources its product from "full package" manufacturers in the Far East, and Central and South America. There currently is reasonable availability of assembly capacity and raw materials for this product line.

  The Company has no significant backlog of orders. The Company's objective is to produce and ship product as expeditiously as possible following receipt of a customer's order. During fiscal year 2000, approximately 70% of printed products were produced and shipped within one day and approximately 90% within four days of order. The Company's stock business products are routinely shipped within 24 hours of receipt of a customer order.

  To facilitate expeditious production and shipment of product, the Company maintains inventories of unprinted paper ($5,294,000 at June 24, 2000), and partially printed business forms, packaging, shipping and retail supplies, work clothing and related business products ($19,284,000 at June 24, 2000).

  The Company ships its products to customers primarily by United Parcel Service of America, Inc. The Company uses parcel post and overnight delivery services for distribution of the remainder of its products to customers in the U.S. and for its international businesses.

  For a further discussion of the risks and uncertainties associated with the Company's reliance on certain individual third-party vendors to provide raw materials and services critical to the Company's operation, see "Certain Factors That May Affect Future Results" included in Part II, Item 7 to this Annual Report on Form 10-K.

Competition

  The small business forms and supplies industry is highly competitive. The Company believes that it is well positioned in the small business marketplace, with a reputation for reasonable prices and high quality, reliability and service.

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

  At present, the Company is aware of more than twenty major independent companies or divisions of larger companies in its geographic markets offering printed products and business supplies to small businesses through direct mail, distributors, or a direct sales force. The primary competitive factors influencing a customer's purchase decision are product guarantees, breadth of product line, speed of delivery, product quality, price and customer service. The Company believes it is the leading direct marketer of business forms, checks and related printed products to the very small business market in the United States, Canada and the United Kingdom. The Company defines the very small business market as businesses with fewer than 20 employees.

  The Company's PremiumWear subsidiary operates in the promotional products/advertising specialty marketplace for apparel which has become increasingly competitive and is characterized by a number of broad-line companies. The principal competitive features are pricing, styling, quality (both in material and production), and customization services such as embroidery and screen printing.

  For a further discussion of the risks and uncertainties associated with the competitive landscape for the Company's products, see "Certain Factors That May Affect Future Results" included in Part II, Item 7 to this Annual Report on Form 10-K.

Employees

  The Company had 3,779 full and part-time employees at June 24, 2000. The Company believes its relationship with its employees to be satisfactory.

Environment

  To the Company's knowledge, no material action or liability exists on the date hereof arising from the Company's compliance with federal, state and local statutes and regulations relating to protection of the environment.

ITEM 2. PROPERTIES

  The Company's principal executive offices are located in Groton, Massachusetts. The Company's principal operating facilities consist of manufacturing, administrative and warehouse facilities and are located in the United States, Canada, the United Kingdom and France. Of its principal operating facilities, the Company owns 832,100 square feet in the aggregate in Flagstaff, Arizona, Groton and Townsend, Massachusetts, Maryville, Missouri, Peterborough, New Hampshire, Thorofare, New Jersey, Ogden, Utah, Midland, Ontario and Chester, England, and leases 826,441 square feet in the aggregate in Santa Fe Springs, California, Sudbury, Massachusetts, Lithia Springs, Georgia, Parsippany, New Jersey, Athens, Ohio, Damascus, Virginia, Minnetonka, Minnesota, Clarksville, Tennessee and Chateau-Renault, France. The Company also leases space in approximately 80 locations in the United States and Canada for sales offices.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 2000.

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

  Robert J. Murray, age 59, has been a director of the Company since 1991. Mr. Murray has been Chairman of the Board, President and Chief Executive Officer of the Company since 1995. Mr. Murray retired from The Gillette Company, a diversified consumer products company, in 1995, having been with Gillette for more than 34 years. From 1991 until his retirement in 1995, Mr. Murray was Executive Vice President, North Atlantic Group of Gillette. Mr. Murray is a director of LoJack Corporation and Allmerica Financial Corporation.

  George P. Allman, age 58, joined the Company in 1996, and he has been Senior Vice President and President of Diversified Operations since 1998. Prior to that, he served as Vice President, Diversified Operations from 1996 to 1998, and as Vice President, Retail Sales and Operations during 1996. Prior to joining the Company, he was a private investor during 1995, and founded and served as President of GPA Associates, Inc., a diversified promotional products supplier, from 1984 to 1995.

  David E. Berg, age 43, has been Senior Vice President and President of PremiumWear since July 2000. Mr. Berg joined the Company in July 2000 in connection with the Company's acquisition of PremiumWear, Inc., where he has been President since 1997. Prior to that, he served as PremiumWear's Executive Vice President of sales and marketing from 1995 to 1997. Mr. Berg has also served as PremiumWear's Chief Executive Officer since 1999, and he served as Chief Operating Officer from 1996 to 1999.

  Edward M. Bolesky, age 54, joined the Company in 1981, and he has been Senior Vice President and President of NEBS Direct Marketing since October 1998. Prior to that, he served as Vice President, Direct Marketing/Telesales and Service from 1996 to 1998, as Vice President, Business Solutions and Operations from 1995 to 1996, as Vice President, Manufacturing and Information Systems during 1995, as Vice President, Operations from 1994 to 1995, and prior to that, in numerous capacities in operations and administration.

  John F. Fairbanks, age 39, joined the Company in 1994, and he has been Senior Vice President and President of Chiswick since 1998. Prior to that, he served as Vice President and Chief Financial Officer from 1996 to 1998, and as Vice President and Corporate Controller during 1996. He also served as Treasurer from 1994 to 1996 and during 1998, and as Secretary from 1994 to 1996.

  Joel S. Hughes, age 55, joined the Company in February 1999, and he has been Senior Vice President, Corporate Channel Marketing since that date. Prior to joining the Company, he served as Vice President of Marketing, Sales and Service of Harvard Business School Publishing from 1992 to 1999.

  Daniel M. Junius, age 48, joined the Company in October 1998, and he has been Senior Vice President and Chief Financial Officer and Treasurer since that date. Prior to joining the Company, he served as Vice President, Finance and Chief Financial Officer of Nashua Corporation, a supplier of specialty imaging products and services, from 1995 to 1998, and as Treasurer of Nashua Corporation from 1985 to 1998.

  Richard T. Riley, age 44, has been Senior Vice President and President of Rapidforms since 1998. Mr. Riley joined the Company in 1997 in connection with the Company's acquisition of Rapidforms, Inc., where he has been President since 1992. During 1998 he held the additional office of Vice President of the Company.

  Steven G. Schlerf, age 48, joined the Company in 1979, and he has been Senior Vice President, Manufacturing and Technical Operations since 1998. Prior to that, he served as Vice President, Manufacturing and Technical Operations from 1996 to 1998, as Vice President, Image Manufacturing and Product Development from 1995 to 1996, and prior to that, in a variety of capacities in manufacturing and operations.

  Robert D. Warren, age 49, joined the Company in 1996, and he has been Senior Vice President, Business Management and Development since 1998. Prior to that, he served as Vice President, Business Management and Development from 1996 to 1998, and as Vice President, Business Management and Business Solutions during 1996. Prior to joining the Company, he served as Vice President, Marketing for Gillette Stationery Products, North America of The Gillette Company, a diversified consumer products company, from 1992 to 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Common Stock

  The Company's Common Stock is listed and traded on the New York Stock Exchange under the symbol "NEB". For the fiscal periods indicated, the high and low sales prices for shares of the Company's Common Stock as reported on the New York Stock Exchange--Composite Transactions Reporting System were as follows:

Fiscal 2000             High      Low
-----------             ----      ---
1st Quarter............ 31        26 13/16
2nd Quarter............ 29 15/16  18
3rd Quarter............ 24 7/16   15 3/8
4th Quarter............ 17 1/2    13 1/4

Fiscal 1999              High     Low
-----------              ----     ----
1st Quarter............. 32 1/4   26 15/16
2nd Quarter............. 36 3/16  27 1/16
3rd Quarter............. 39 9/16  24
4th Quarter............. 29 9/16  26 1/2

  As of August 23, 2000, there were 585 stockholders of record, and the Company believes that as of such date there were approximately 6,000 beneficial owners of the Company's Common Stock, based on information provided by the Company's transfer agent. Information with respect to dividends paid on the Company's Common Stock during the past two fiscal years is shown in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY
(In thousands, except per share amounts and Other Statistics)

                           June 24,   June 26,   June 27,   June 28,   June 29,
For the fiscal year ended   2000(A)    1999(B)    1998(C)    1997(D)    1996(E)
-------------------------  ---------  ---------  ---------  ---------  ---------
Income Statement
 Statistics
Net sales................  $ 485,386  $ 470,477  $ 355,767  $ 263,424  $ 254,954
Income before income
 taxes...................     45,697     43,742     41,405     31,380     21,055
  Percent of sales.......        9.4%       9.3%      11.6%      11.9%       8.3%
  Provision for income
   taxes.................     16,339     17,291     16,471     12,731      8,306
  Percent of sales.......        3.4%       3.7%       4.6%       4.8%       3.3%
Net income before equity
 in losses of
 investment..............     29,358     26,451     24,934     18,649     12,749
  Percent of sales.......        6.0%       5.6%       7.0%       7.1%       5.0%
  Return on stockholders'
   equity................       24.2%      23.1%      30.9%      24.6%      13.9%
  Per diluted common
   share.................       2.12       1.81       1.77       1.38        .86
Net income...............     29,358     26,451     24,934     18,649     11,929
  Percent of sales.......        6.0%       5.6%       7.0%       7.1%       4.7%
  Percent of
   stockholders' equity..       24.2%      23.1%      30.9%      24.6%      13.0%
  Per diluted common
   share.................       2.12       1.81       1.77       1.38        .81
Dividends per common
 share...................        .80        .80        .80        .80        .80
---------------------------------------------------------------------------------
Balance Sheet Statistics
Current assets...........  $ 108,216  $  97,903  $ 100,009  $  68,426  $  71,334
Current liabilities......     52,254     45,775     50,677     33,327     27,273
Working capital..........     55,962     52,128     49,332     35,099     44,061
Current ratio............        2.1        2.1        2.0        2.1        2.6
Total assets.............    323,671    300,262    307,577    141,196    103,542
Long-term debt...........    133,500    128,000    141,000     27,000          0
Obligations under capital
 lease...................      2,429          0          0          0          0
Stockholders' equity.....    125,729    121,529    114,505     80,581     75,916
Diluted weighted average
 shares outstanding......     13,868     14,640     14,106     13,525     14,811
Book value per common
 share...................       9.31       8.65       8.01       5.92       5.42
---------------------------------------------------------------------------------
Cash Flow Statistics
EBITDA...................  $  80,043  $  77,081  $  61,194  $  40,954  $  31,403
  Percent of sales.......       16.5%      16.4%      17.2%      15.5%      12.3%
Net cash provided by
 operating activities....     53,104     45,608     41,478     37,763     22,253
Net cash provided (used)
 by investing
 activities..............    (33,168)   (16,125)  (144,207)   (38,936)        56
Net cash provided (used)
 by financing
 activities..............    (20,086)   (35,619)   105,412      1,928    (28,561)
Capital expenditures.....    (21,057)   (16,866)   (13,275)    (9,567)    (9,388)
Depreciation and
 amortization............     25,721     24,845     15,218      9,090     10,329
---------------------------------------------------------------------------------
Other Statistics
Number of employees......      3,779      3,727      3,738      2,164      2,014
Number of stockholders...      6,000      6,200      6,000      6,000      5,800
Number of 24-month
 customers...............  2,602,000  2,526,000  2,507,000  1,651,000  1,535,000
Facilities (in square
 feet)...................  1,659,000  1,531,000  1,594,000    886,000    708,000

-------------------------------------------------------------------------------
(A) Included in the 2000 results is a $.9 million tax benefit, or $.07 per diluted share, from a favorable state tax ruling effecting prior years' taxes.
(B) Included in the 1999 results is a $.3 million pretax gain, or $.01 per diluted share, from the settlement of the Company's Canadian defined benefit pension plan.
(C) Included in the 1998 results is a $.9 million pretax gain, or $.04 per diluted share, from the settlement of the Company's U.S. defined-benefit pension plan and curtailment of the Company's Canadian defined- benefit pension plan.
(D) Included in the 1997 results is a $3.8 million pretax charge, or $.17 per diluted share, related to the elimination of the Company's retail initiative with Kinko's and a $2.2 million pretax gain, or $.10 per diluted share, from the curtailment of the Company's U.S. defined-benefit pension plan.
(E) Included in the 1996 results is a $3.0 million pretax charge, or $.12 per diluted share, related to the closure of the Company's Flagstaff, Arizona manufacturing facility.

See the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  New England Business Service, Inc. (the "Company") was founded in 1952, incorporated in Massachusetts in 1955 and reincorporated in Delaware in 1986. The Company designs, produces and distributes business forms, checks, envelopes, labels, greeting cards, signs, stationery and related printed products and distributes packaging, shipping and warehouse supplies, software, work clothing and other business products through direct mail, direct sales, telesales, dealers and the Internet to small businesses throughout the United States, Canada, the United Kingdom and France. During the past five years the Company has completed several acquisitions which are described below.

  In January 1997, the Company acquired the outstanding stock of Standard Forms Limited ("SFL"), a U.K.- based company for consideration of approximately $4,300,000. SFL markets a line of business forms and stationery by direct mail and through a direct sales force, principally to automotive accounts in the U.K. and France.

  In March 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Chiswick Trading, Inc. ("Chiswick") for consideration of approximately $34,600,000 in cash (net of cash acquired) and approximately $8,400,000 in Company common stock. Chiswick markets a line of retail and industrial packaging, shipping and warehouse supplies sold primarily by direct mail to small wholesalers, manufacturers and retailers.

  In December 1997, the Company acquired all of the outstanding common stock of Rapidforms, Inc. ("Rapidforms") for consideration of approximately $82,136,000 in cash (net of cash acquired). Rapidforms designs, produces and markets business forms, business supplies, holiday greeting cards and promotional products sold principally by direct mail to small businesses across the United States. As part of the Rapidforms acquisition, the Company also acquired Rapidforms' wholly-owned subsidiary, Russell & Miller, Inc., which primarily sells in-store retail merchandising supplies.

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

  In July 2000, the Company acquired all of the outstanding shares of common stock of PremiumWear, Inc. ("PremiumWear") for $13.50 per share in cash, plus the assumption of $3,848,000 in debt, which brought the total transaction value to approximately $41,600,000 (net of cash acquired). PremiumWear designs and markets knit and woven shirts and other apparel and accessories to the promotional products/advertising specialty industry.

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

Results of Operations

2000 versus 1999

  Over the past several years the Company has made a series of acquisitions intended to augment the three segments of the Company's business. The first two segments, Printed Products--Direct Marketing and Printed Products--Direct Sales, sell primarily printed business products. The third segment, Packaging and Display

Products, serves as a reseller of packing and shipping supplies and retail signage. Net sales increased $14.9 million, or 3.2%, to $485.4 million for fiscal year 2000 from $470.5 million in fiscal year 1999. The net sales increase was due to growth in sales of seasonal holiday cards and personalized work clothing sold principally through the Direct Marketing segment. Net sales increased in the Packaging and Display segment primarily as a result of expanded distribution facilities. In the Direct Selling segment, net sales growth was attributable to an increase in orders derived from bank referral contracts.

  For fiscal year 2000, cost of sales decreased to 35.7% of sales from 36.3% in fiscal year 1999. This decrease was partially due to increased handling charges billed to customers which helped to offset transportation costs. In addition, there were increased efficiencies in the Company's U.S. operating units primarily selling business forms and related printed products tied in part to the completion of acquisition integration activities in fiscal 2000. Cost of sales as a percentage of sales is anticipated to increase during fiscal year 2001 with the inclusion of PremiumWear.*

  Selling and advertising expense increased to 37.6% of sales in fiscal year 2000 from 37.5% of sales in fiscal year 1999. The increase was due primarily to the direct sales force employed by McBee and their higher sales growth. McBee's sales force generates a higher selling and advertising expense as a percentage of sales than in the Company's other businesses; as the revenue growth in the Direct Selling segment is increasing at a faster rate than in other segments they will disproportionately affect consolidated trends. This increase was partially offset by reduced direct mail costs. Selling and advertising expense as a percentage of sales is expected to decrease slightly during fiscal year 2001 due to the inclusion of PremiumWear.*

  General and administrative expense increased to 15.5% of sales in fiscal year 2000 from 15.2% in fiscal year 1999. During fiscal year 2000, the Company continued to increase spending levels associated with its program to re-engineer financial and operational information systems. General and administrative expense as a percentage of sales is expected to increase slightly during fiscal year 2001 due to an increase in spending on information systems.*

  Interest expense remained consistent at 1.8% of sales in fiscal year 2000 and 1999. The Company anticipates that, while on an absolute basis, borrowing costs will increase due to the aforementioned PremiumWear acquisition, the percentage relationship to sales should remain relatively consistent.*

  The provision for income taxes as a percentage of pretax income decreased from 39.5% in fiscal year 1999 to 35.8% in fiscal year 2000 primarily as a result of a one-time tax benefit due to a favorable state revenue ruling effecting both current and prior years' taxes. The Company anticipates that its effective tax rate for fiscal year 2001, including the results of the ruling and the effect of the PremiumWear acquisition, will increase to approximately 38.8%.*

  The Company will continue to seek opportunities to acquire companies, businesses and product lines to enhance the Company's competitive position in the marketplace or to gain access to new markets, products, competencies or technologies such as the PremiumWear acquisition completed in July 2000.* In addition, the Company will continue to seek opportunities to enhance the cost structure of the Company, to improve operating efficiencies, and to fund investments in support of the Company's strategies.*

1999 versus 1998

  Net sales increased $114.7 million, or 32.2%, to $470.5 million for fiscal year 1999 from $355.8 million in fiscal year 1998. The Rapidforms and McBee acquisitions during fiscal 1998 were primarily responsible for the combined sales increase of approximately $103.5 million, or 29.1%, in the Printed Products--Direct Marketing and Printed Products--Direct Sales segments. The remaining increase in sales, $11.2 million, or 3.1%, was attributable to growth in the Packaging and Display Products segment, which was primarily the result of the Rapidforms acquisition as one of its former subsidiaries is classified in this segment.

  For fiscal year 1999, cost of sales decreased to 36.3% of sales from 38.0% in fiscal year 1998. This decrease was due to an increase in revenue generated by higher margin products associated with the acquisition of McBee, increased handling charges billed to customers which help offset transportation charges and increased efficiencies in the Company's U.S. operating units selling primarily business forms and related printed products due, in part, to acquisition integration related efficiencies. These factors counteracted the impact of $1.4 million in costs incurred in fiscal year 1999 in conjunction with activities related to integration of manufacturing facilities among its Printed Products plants as well as decreasing margins due to product mix shift away from the Company's core printed products at NEBS and Rapidforms.

  Selling and advertising expense increased to 37.5% of sales in fiscal year 1999 from 34.2% of sales in fiscal year 1998. The increase was due primarily to the direct sales force employed by McBee which generates a higher selling and advertising expense as a percentage of sales than in the Company's other businesses. The Company also incurred $623,000 in costs during the year in connection with efforts to harmonize product offerings among its Rapidforms, McBee and NEBS Direct Marketing. In addition, amortization expense related to the intangible assets of acquisitions climbed from 1.7% of sales in fiscal year 1998 to 2.6% of sales in fiscal year 1999 due to the effect of intangible assets created in the McBee acquisition and the full year impact of the Rapidforms acquisition.

  General and administrative expense remained flat at 15.2% of sales in fiscal year 1999 and 1998. The year-to-year similarity was the result of a lower ratio of general and administrative expense to sales associated with the Company's McBee subsidiary, which offset $642,000 of general and administrative spending related primarily to systems integration efforts within the Printed Products operations. During fiscal year 1999, the Company continued to increase spending levels associated with its program to re-engineer financial and operational information systems. It should be noted that the adoption of AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," reduced amounts charged to expense in fiscal 1999 by $1,907,000.

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

  Interest expense increased over the prior year to 1.8% of sales in fiscal year 1999 compared to 1.3% of sales in fiscal year 1998. This increase in expense was attributable to debt incurred to finance the acquisitions of Rapidforms in December, 1997 and McBee in June, 1998.

  The provision for income taxes as a percentage of pretax income decreased from 39.8% in fiscal year 1998 to 39.5% in fiscal year 1999 due to a reduction in the Company's effective state tax rate.

New Accounting Pronouncements

  In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard will be adopted by the Company in fiscal year 2001. Management believes that the impact of this standard on its consolidated financial statements will not be material.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition". This SAB was intended to clarify certain elements of revenue recognition. It is currently being supplemented by a frequently asked questions document and is required to be implemented by the Company no later than the fourth quarter of fiscal 2001. Management believes that this SAB will not materially impact its revenue recognition practices.

  The Emerging Issues Task Force is currently debating Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs." Specifically, it is formulating conclusions as to how a seller of goods should classify revenues and costs attributable to shipping and handling in the income statement. No final conclusion has been reached. The Company currently nets such revenues and expenses in the cost of sales line. Should the Emerging Issues Task Force reach a consensus that such financial statement presentation should be changed, management will effect such a reclassification, and will restate previous periods, as appropriate. There would be no effect on reported net income.

Liquidity and Capital Resources

  Cash provided by operating activities amounted to $53.1 million in fiscal year 2000, approximately $7.5 million, or 16.4%, higher than the $45.6 million provided in fiscal year 1999. This increase in cash provided by operating activities was composed principally of a $2.9 million increase in net income, $1.7 million in non-cash depreciation and $2.9 million in the amount of cash provided by working capital and other non-cash adjustments to reported net income. In fiscal year 1999, cash provided by operating activities increased $4.1 million, or 10.0%, from the $41.5 million dollars provided in fiscal year 1998 due principally to a $1.5 million increase in net income and a $9.6 million increase in non-cash depreciation and amortization expense, offset in part by an increase of $7.0 million in the amount of cash used by working capital and other non-cash adjustments to reported net income.

  Working capital as of June 24, 2000 amounted to $55.9 million, including $3.5 million of cash and short-term investments. This represents an increase of $3.8 million from the working capital balance of $52.1 million, including cash and short-term investments of $3.7 million, at the end of fiscal year 1999. This increase in working capital is not a significant change from the prior year. Excluding the addition of working capital associated with the acquisition of PremiumWear, the Company does not expect to experience any significant change to the amount of working capital investment required to support its business during fiscal year 2001.*

  Working capital increased in fiscal year 1999 by $2.8 million principally due to an increase in cash provided by operating activities and the addition of the working capital balances of companies acquired during fiscal year 1998.

  Capital expenditures of $21.1 million in fiscal year 2000 represented a $4.2 million increase from the $16.9 million expended in fiscal year 1999 and a $7.8 million increase from the $13.3 million expended in fiscal year 1998. Capital expenditures over the three-year period have included significant investment in the purchase, development and implementation of information systems infrastructure and operating systems including the Company's websites. In addition, capital expenditures in fiscal year 2000 included investment of $1.0 million in a leased distribution center in Georgia; in fiscal year 1999 a $1.2 million expansion of the Company's Midland, Ontario manufacturing facility; and in fiscal year 1998 the construction of a $3.0 million telemarketing facility in Flagstaff, Arizona. The Company expects capital expenditures to approximate $25.0 million in fiscal year 2001, which will include additional planned improvements in information systems infrastructure and the Company's websites, and investments to expand embroidery and distribution capacity at PremiumWear.*

  The Company repurchased 595,157 shares of the Company's common stock for $14.2 million in cash during fiscal year 2000 and 509,600 shares of the Company's common stock for $14.0 million in cash during fiscal year 1999. The Company did not repurchase any shares of common stock in fiscal 1998. In addition, the Company declared and paid a cash dividend of $.80 per share during each of the last three fiscal years, amounting to a total of $11.0 million in fiscal 2000, $11.5 million in fiscal 1999 and $11.0 million in fiscal 1998.

  In addition to its present cash and short-term investment balances, the Company has consistently generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. The Company currently has a committed, unsecured, revolving credit agreement for $200 million which matures on December 18, 2002. At June 24, 2000, the Company had $133.5 million of outstanding debt under this credit facility. The credit agreement contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. As of June 24, 2000, the Company was in compliance with these provisions.

  In order to effectively fix the interest rate on a portion of the debt outstanding under the revolving line of credit, the Company has entered into three interest rate swap agreements with two of the banks party to the credit agreement. These swap agreements contain notional principal amounts and other terms determined with respect to the Company's forecasts of future cash flows and borrowing requirements. At June 24, 2000, the notional principal amount outstanding under the interest rate swap agreements totaled $77.5 million.

  The Company anticipates that its current cash on hand, cash flow from operations and additional availability under the line of credit will be sufficient to meet the Company's liquidity requirements for its operations and capital expenditures during fiscal year 2001.* However, the Company may pursue additional acquisitions from time to time, such as the acquisition mentioned in "Overview", which would likely be funded through the use of available cash, the issuance of stock, the obtaining of additional credit, or any combination thereof.*

Certain Factors That May Affect Future Results

  References in this section to "we", "us" and "our" refer to New England Business Service, Inc.

  We may make forward-looking statements in this report and in other documents filed with the SEC, in press releases, and in discussions with analysts, investors and others. These statements include:

  .  descriptions of our operational and strategic plans,

  .  expectations about our future sales and profits,

  .  views of conditions and trends in our markets, and

  . other statements that include words like "expects", "estimates", "anticipates", "believes" and "intends", and which describe opinions about future events.

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

  A majority of our sales and profits come from selling standardized business forms, checks and related products by mail order, telesales and direct sales to a target market consisting mainly of small businesses. We believe that the critical success factors to compete in this market include competitive pricing, breadth of product offering, product quality and the ability to attract and retain a large number of individual customers. Known material risks that may affect those critical success factors are described below.

  Our core business faces increased competition from new sources, such as office supply superstores and Internet-based vendors. Increased competition may require us to reduce prices or offer other incentives in order to attract new customers and retain existing customers, which could reduce our profits.

  Low-price, high-volume office supply chain stores have entered our core business of selling standardized business forms, checks and related products to small businesses. Because of their size, these superstores have the buying power to offer these products at competitive prices. These superstores also offer the convenience of "one-stop shopping" for a broad array of office supplies that we do not offer. In addition, national superstore competitors have greater financial strength to reduce prices or increase promotional discounts in order to seek or retain market share.

  Recently, Internet-based vendors have begun to compete in our core business. These vendors include both start-up ventures as well as the online sites of the office supply national chains. One business model for many Internet-based vendors is to seek market share as rapidly as possible through significantly reduced prices and deep discounting.

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

  Growth in the total number of our direct mail customers depends on continued access to high-quality lists of newly-formed small businesses. In the past, our ability to compile proprietary prospect lists was a distinct competitive advantage. However, the external list compilation industry has grown more sophisticated and comprehensive lists of new small business formations are now commercially available to our competitors. In addition, the Internet has the potential to eliminate our advantage of scale in direct marketing by providing all competitors, regardless of current size, with access to prospective customers.

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

  Increase in the cost of paper and in postal rates increase our costs, which we may be unable to offset by reducing costs in other areas or by raising prices.

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

  In order to obtain favorable pricing, we have selected a limited number of vendors to provide key services to our business. Examples of this are as follows:

  . MCI WorldCom provides most of the toll-free telephone lines that we use in connection with our direct marketing business,

  . we use United Parcel Service to deliver most of the products that we ship to customers,

  . we use R.R. Donnelley and Sons for the printing and processing of most of the catalogs that we mail each year,

  . we rely on the postal services of the countries in which we do business to deliver our catalogs and other advertising to customers.

  In the past, we have been adversely affected by disruption of some of these services due to labor actions, system failures, adverse weather conditions and other natural disasters. If there are future interruptions in service from one or more of these vendors, we believe that there could be a significant disruption to our business due to our inability to readily find alternative service providers at comparable rates.

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

  The acquisition of complementary businesses that address our target small business market has been important to our growth strategy. We intend to continue this acquisition activity in the future. The success of this activity depends on the following:

  . our ability to identify suitable businesses and to negotiate agreements on acceptable terms,

  . our ability to obtain financing through additional borrowing, by issuing additional shares of common stock, or through internally generated cash flow, and

  . our ability to achieve anticipated savings and growth and avoid disruption to our existing businesses.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to a number of market risks, primarily due to the effects of changes in foreign currency exchange rates and interest rates. Investments in and loans and advances to foreign subsidiaries and branches, and their resultant operations, denominated in foreign currencies, create exposures to changes in exchange rates. The Company's utilization of its revolving line of credit (which carries a variable interest rate) creates an exposure to changes in interest rates. The effect, however, of changes in exchange rates and interest rates on the Company's earnings generally has been small relative to other factors that also affect earnings, such as business unit sales and operating margins. This is because (i) foreign operations represent a relatively small portion of the Company's total activity, the magnitude of foreign currency transactions has been minimal and forward foreign currency contracts have been historically entered into to hedge certain foreign exchange fluctuations; (ii) interest rates have not fluctuated significantly and a significant portion of the Company's borrowings are fixed through interest rate swaps. In order to effectively convert the interest rate of a portion of the Company's debt from a Eurodollar-based floating rate to a fixed rate, the Company has entered into interest rate swap agreements with major commercial banks. Although the Company is exposed to credit and market risk in the event of future nonperformance by any of the banks, management has no reason to believe that such an event will occur.

  The Company does, however, have a component of its borrowings that is not hedged. A 10% upward movement in interest rates would impact earnings and cash flows by approximately $.4 million because of this unhedged position. For more information on these market risks and financial exposures, see the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. The Company does not hold or issue financial instruments for trading, profit or speculative purposes.

  As described above, while the Company has historically hedged short-term foreign exchange exposures, all such positions were closed in fiscal 2000. This is because the Company either had its foreign subsidiaries repay any dollar advances or converted such advances to equity positions in the subsidiaries. Accordingly, as of the end of the year, the Company had minimal exposure to exchange rate fluctuation.

  Upon reviewing its derivatives and other foreign currency and interest rate instruments, based on historical foreign currency rate movements and the fair value of market-rate sensitive instruments at year-end, the Company does not believe that changes in foreign currency or interest rates will have a material impact on its near term earnings, fair values or cash flows.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company will furnish to the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended June 24, 2000 a definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held on October 20, 2000. The information required by this Item concerning the directors of the Company who have been nominated for reelection is incorporated by reference to "Election of Directors" in the Proxy Statement.

  Richard H. Rhoads, a director since 1970, has decided to retire from the Board and will not be standing for re-election at the above-mentioned Annual Meeting of Stockholders. The information required by this Item concerning Mr. Rhoads is as follows. Mr. Rhoads, age 70, joined the Company in 1965. From 1975 to 1991, he was Chief Executive Officer of the Company, and from 1988 to his retirement in 1995, he was Chairman of the Board of the Company.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  The following documents are filed as part of this report:

  (a)(1) Consolidated Financial Statements

                                                                            Page
                                                                            ----
New England Business Service, Inc. and Subsidiaries
Consolidated Balance Sheets as of June 24, 2000 and June 26, 1999.........   F-2
Statements of Consolidated Income and Comprehensive Income for the fiscal
 years ended June 24, 2000, June 26, 1999 and June 27, 1998...............   F-3
Statements of Consolidated Stockholders' Equity for the fiscal years ended
 June 24, 2000, June 26, 1999 and June 27, 1998...........................   F-4
Statements of Consolidated Cash Flows for the fiscal years ended June 24,
 2000, June 26, 1999 and June 27, 1998....................................   F-5
Notes to Consolidated Financial Statements................................   F-6
Independent Auditors' Report..............................................  F-18

  (a)(2) Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts.............................  F-19

  Schedules I, III, IV and V are omitted as they are not applicable or required under Regulation S-X.

  (a)(3) List of Exhibits

  Exhibits required to be filed by Item 601 of Regulation S-K are listed in the exhibit index beginning on page X-1.

  (b) Reports on Form 8-K

  The following report on Form 8-K was filed in the fourth quarter of fiscal
2000.

  On June 9, 2000, on Form 8-K, the Company announced the signing of and filed a copy of an amendment dated May 26, 2000 to the Company's unsecured, revolving line of credit agreement.

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

                                          New England Business Service, Inc.
                                           (Registrant)

                                                   /s/ Robert J. Murray
                                          By: _________________________________
                                               (Robert J. Murray, Chairman,
                                                         President
                                               and Chief Executive Officer)

Date: September 1, 2000
                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS that each of the undersigned officers and directors of New England Business Service, Inc., a Delaware corporation (the "Company"), hereby constitutes and appoints Robert J. Murray and Daniel M. Junius, and each of them, with full power to act without the other, his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities (until revoked in writing) to sign the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 2000, and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                 Name                            Title                  Date
                 ----                            -----                  ----

       /s/ Robert J. Murray            Chairman, President and      September 1,
______________________________________  Chief Executive Officer         2000
          (Robert J. Murray)            and Director (Principal
                                        Executive Officer)

         /s/ Neil S. Fox               Director                     September 1,
______________________________________                                  2000
            (Neil S. Fox)

       /s/ Robert L. Gable             Director                     September 1,
______________________________________                                  2000
          (Robert L. Gable)

       /s/ Benjamin H. Lacy            Director                     September 1,
______________________________________                                  2000
          (Benjamin H. Lacy)

        /s/ Thomas J. May              Director                     September 1,
______________________________________                                  2000
           (Thomas J. May)

      /s/ Herbert W. Moller            Director                     September 1,
______________________________________                                  2000
         (Herbert W. Moller)

      /s/ Richard H. Rhoads            Director                     September 1,
______________________________________                                  2000
         (Richard H. Rhoads)

        /s/ Brian E. Stern             Director                     September 1,
______________________________________                                  2000
           (Brian E. Stern)

       /s/ M. Anne Szostak             Director                     September 1,
______________________________________                                  2000
          (M. Anne Szostak)

       /s/ Daniel M. Junius            Senior Vice President-       September 1,
______________________________________  Chief Financial Officer         2000
          (Daniel M. Junius)            and Treasurer (Principal
                                        Financial and Accounting
                                        Officer)

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
New England Business Service, Inc. and Subsidiaries

Consolidated Balance Sheets as of June 24, 2000 and June 26, 1999 .......   F-2

Statements of Consolidated Income and Comprehensive Income for the fiscal
 years ended June 24, 2000, June 26, 1999 and June 27, 1998 .............   F-3

Statements of Consolidated Stockholders' Equity for the fiscal years
 ended June 24, 2000, June 26, 1999 and June 27, 1998 ...................   F-4

Statements of Consolidated Cash Flows for the fiscal years ended June 24,
 2000, June 26, 1999 and June 27, 1998 ..................................   F-5

Notes to Consolidated Financial Statements...............................   F-6

Independent Auditors' Report.............................................  F-18

Schedule II Valuation and Qualifying Accounts............................  F-19

              NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        June 24, 2000 and June 26, 1999
                  (In thousands of dollars except share data)

                                                     June 24, 2000 June 26, 1999
                                                     ------------- -------------
                      ASSETS
Current Assets:
Cash and cash equivalents..........................    $   3,469     $  3,684
Accounts receivable (less allowance for doubtful
 accounts of $5,037 in 2000 and $4,899 in 1999)....       55,483       52,546
Inventories........................................       24,578       21,538
Direct mail advertising materials, net and prepaid
 expenses..........................................       16,445       12,946
Deferred income tax benefit........................        8,241        7,189
                                                       ---------     --------
   Total current assets............................      108,216       97,903
Property and Equipment:
 Land and buildings................................       43,553       42,169
 Equipment.........................................      122,163      103,453
                                                       ---------     --------
  Property and equipment...........................      165,716      145,622
  Less accumulated depreciation....................     (101,310)     (90,450)
                                                       ---------     --------
  Property and equipment, net......................       64,406       55,172
Property Held for Sale.............................          --           839
Deferred Income Tax Benefit........................        8,796        6,353
Goodwill, net......................................       60,567       62,626
Tradenames, net....................................       30,792       31,610
Customer Lists, net................................       23,974       31,590
Long-Term Investments..............................       13,369          --
Other Assets.......................................       13,551       14,169
                                                       ---------     --------
   Total...........................................    $ 323,671     $300,262
                                                       =========     ========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable...................................    $  18,951     $ 15,478
Federal and state income taxes.....................          117          --
Accrued bonus distribution.........................        2,382        2,496
Accrued payroll expense............................       11,894       11,245
Accrued employee benefit expense...................        6,839        4,990
Accrued exit costs/restructuring charge............          147        1,135
Obligations under capital lease--current portion...          819          --
Deferred income taxes..............................        1,761        2,068
Other accrued expenses.............................        9,344        8,363
                                                       ---------     --------
   Total current liabilities.......................       52,254       45,775
Obligations Under Capital Lease....................        1,610          --
Revolving Line of Credit...........................      133,500      128,000
Deferred Income Taxes..............................       10,578        4,958
Commitments and Contingencies
Stockholders' Equity:
Preferred stock
Common stock, par value, $1 per share--authorized,
 40,000,000 shares; issued, 15,399,447 shares in
 2000 and 15,358,436 shares in 1999; outstanding,
 13,499,488 shares in 2000 and 14,053,634 shares in
 1999 .............................................       15,399       15,358
Additional paid-in capital.........................       50,337       49,500
Unamortized value of restricted stock awards.......         (115)         --
Accumulated other comprehensive loss...............       (3,399)      (2,654)
Retained earnings..................................      105,278       86,902
                                                       ---------     --------
   Total...........................................      167,500      149,106
Less treasury stock, at cost--1,899,959 shares in
 2000 and 1,304,802 shares in 1999.................      (41,771)     (27,577)
                                                       ---------     --------
   Total stockholders' equity......................      125,729      121,529
                                                       ---------     --------
   Total...........................................    $ 323,671     $300,262
                                                       =========     ========

See notes to consolidated financial statements.

              NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

           STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME

   For the Fiscal Years Ended June 24, 2000, June 26, 1999 and June 27, 1998
                      (In thousands except per share data)

                                                     2000      1999      1998
                                                   --------  --------  --------
Net Sales......................................... $485,386  $470,477  $355,767
  Cost of sales including shipping costs..........  173,514   170,828   135,225
                                                   --------  --------  --------
Gross Profit......................................  311,872   299,649   220,542
Operating Expenses:
  Selling and advertising.........................  182,425   176,439   121,571
  General and administrative......................   75,264    71,454    54,101
                                                   --------  --------  --------
    Total operating expenses......................  257,689   247,893   175,672
Income From Operations............................   54,183    51,756    44,870
Other Income (Expense):
  Interest income.................................      139       221       237
  Interest expense................................   (8,625)   (8,494)   (4,571)
  Gain on pension curtailment/settlement..........      --        259       869
                                                   --------  --------  --------
    Total other income (expense)..................   (8,486)   (8,014)  ( 3,465)
                                                   --------  --------  --------
Income Before Income Taxes........................   45,697    43,742    41,405
Provision For Income Taxes........................   16,339    17,291    16,471
                                                   --------  --------  --------
Net Income........................................   29,358    26,451    24,934
Other Comprehensive Loss..........................     (745)     (317)     (575)
                                                   --------  --------  --------
Comprehensive Income.............................. $ 28,613  $ 26,134  $ 24,359
                                                   ========  ========  ========
Per Share Amounts:
  Basic earnings per share........................ $   2.14  $   1.84  $   1.81
                                                   ========  ========  ========
  Diluted earnings per share...................... $   2.12  $   1.81  $   1.77
                                                   ========  ========  ========
  Dividends....................................... $    .80  $    .80  $    .80
                                                   ========  ========  ========
Basic Weighted Average Shares Outstanding.........   13,717    14,352    13,781
  Plus incremental shares from assumed conversion
   of stock options...............................      151       288       325
                                                   --------  --------  --------
Diluted Weighted Average Shares Outstanding.......   13,868    14,640    14,106
                                                   ========  ========  ========

See notes to consolidated financial statements.

              NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

   For the Fiscal Years Ended June 24, 2000, June 26, 1999 and June 27, 1998
                                 (In thousands)

                           Common Stock
                              Issued
                          --------------             Accumulated                       Unamortized
                          Number At Par  Additional     Other                             Value
                            of    Value   Paid-In   Comprehensive Retained  Treasury  of Restricted
                          Shares Amount   Capital   Income/(Loss) Earnings   Stock    Stock Awards   Total
                          ------ ------- ---------- ------------- --------  --------  ------------- --------
Balance, June 28, 1997..  14,616 $14,616  $26,537      $(1,762)   $ 58,024  $(16,834)     $   0     $ 80,581
Issuance of common stock
 to employees pursuant
 to stock plans
 including tax benefit..     187     187    5,804                              1,970                   7,961
Issuance of common stock
 to acquire a business..     382     382   12,218                                                     12,600
Dividends paid..........                                           (10,996)                          (10,996)
Foreign currency
 translation
 adjustment.............                                  (575)                                         (575)
Net income..............                                            24,934                            24,934
                          ------ -------  -------      -------    --------  --------      -----     --------
Balance, June 27, 1998..  15,185  15,185   44,559       (2,337)     71,962   (14,864)         0      114,505
Issuance of common stock
 to employees pursuant
 to stock plans
 including tax benefit..     173     173    4,941                              1,318                   6,432
Dividends paid..........                                           (11,511)                          (11,511)
Acquisition of treasury
 stock..................                                                     (14,031)                (14,031)
Foreign currency
 translation
 adjustment.............                                  (317)                                         (317)
Net income..............                                            26,451                            26,451
                          ------ -------  -------      -------    --------  --------      -----     --------
Balance, June 26, 1999..  15,358  15,358   49,500       (2,654)     86,902   (27,577)         0      121,529
Issuance of common stock
 to employees pursuant
 to stock plans
 including tax benefit..      41      41      837                                          (165)         713
Dividends paid..........                                           (10,982)                          (10,982)
Amortization of
 restricted stock
 awards.................                                                                     50           50
Acquisition of treasury
 stock..................                                                     (14,194)                (14,194)
Foreign currency
 translation
 adjustment.............                                  (770)                                         (770)
Net unrealized
 investment gains.......                                    25                                            25
Net income..............                                            29,358                            29,358
                          ------ -------  -------      -------    --------  --------      -----     --------
Balance, June 24, 2000..  15,399 $15,399  $50,337      $(3,399)   $105,278  $(41,771)     $(115)    $125,729
                          ====== =======  =======      =======    ========  ========      =====     ========

See notes to consolidated financial statements.

              NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

   For the Fiscal Years Ended June 24, 2000, June 26, 1999 and June 27, 1998
                           (In thousands of dollars)

                                                     2000      1999      1998
                                                   --------  --------  ---------
Cash Flows From Operating Activities:
Net income.......................................  $ 29,358  $ 26,451  $  24,934
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation...................................    14,168    12,432      9,296
  Amortization...................................    11,553    12,413      5,922
  Gain on pension settlement/curtailment.........       --       (259)      (869)
  (Gain)/loss on disposal of equipment...........      (175)      514        (94)
  Deferred income taxes..........................     1,463      (640)     1,852
  Exit costs.....................................      (974)   (2,875)    (1,119)
  Provision for losses on accounts receivable....     4,203     4,151      3,293
  Employee benefit charges.......................       121     3,003      3,980
  Changes in assets and liabilities, net of
   acquisitions:
   Accounts receivable...........................    (7,294)   (5,685)    (3,332)
   Inventories and advertising material..........    (5,542)   (2,466)    (1,503)
   Prepaid expenses and other assets.............    (1,165)      495      1,003
   Accounts payable..............................     3,457        32     (3,908)
   Income taxes payable..........................       606    (2,750)     2,228
   Other accrued expenses........................     3,325       792       (205)
                                                   --------  --------  ---------
     Net cash provided by operating activities...    53,104    45,608     41,478
Cash Flows From Investing Activities:
Additions to property and equipment..............   (21,057)  (16,866)   (13,275)
Acquisition of businesses--net of cash acquired..       --       (256)  (131,596)
Proceeds from sale of facilities and equipment...     1,258       877        262
Proceeds from sale of other assets...............       --        140        --
Investment in other assets.......................   (13,369)      (20)       (60)
Purchases of investments.........................       --        --      (1,561)
Proceeds from sale and maturities of
 investments.....................................       --        --       2,023
                                                   --------  --------  ---------
     Net cash used by investing activities.......   (33,168)  (16,125)  (144,207)
Cash Flows From Financing Activities:
Repayment of debt................................   (96,250) (113,500)   (25,650)
Proceeds from credit line--net of issuance
 costs...........................................   101,406   100,500    138,589
Repayment of obligations under capital lease.....      (592)      --         --
Proceeds from issuance of common stock...........       526     2,923      3,469
Acquisition of treasury stock....................   (14,194)  (14,031)       --
Dividends paid...................................   (10,982)  (11,511)   (10,996)
                                                   --------  --------  ---------
     Net cash provided (used) by financing
      activities.................................   (20,086)  (35,619)   105,412
Effect of Exchange Rate Changes on Cash..........       (65)       48       (276)
                                                   --------  --------  ---------
Net Increase (Decrease) in Cash and Cash
 Equivalents.....................................      (215)   (6,088)     2,407
Cash and Cash Equivalents at Beginning of Year...     3,684     9,772      7,365
                                                   --------  --------  ---------
Cash and Cash Equivalents at End of Year.........  $  3,469  $  3,684  $   9,772
                                                   ========  ========  =========
Supplemental Cash Flow Disclosure:
Interest paid....................................  $  8,417  $  8,867  $   3,791
                                                   ========  ========  =========
Income taxes paid................................  $ 14,514  $ 20,232  $  11,574
                                                   ========  ========  =========
Stock issued in connection with acquisitions.....  $    --   $    --   $  12,600
                                                   ========  ========  =========
Stock issued pursuant to employee benefit plans..  $    --   $  2,774  $   3,836
                                                   ========  ========  =========
Purchase of equipment under capital lease........  $  3,021  $    --   $     --
                                                   ========  ========  =========

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

  Foreign Currency Translation--The financial statements of the Company's foreign subsidiaries are measured in the respective subsidiary's functional currency and then translated into U.S. dollars. All balance sheet accounts have been translated using the year-end rate of exchange, while income statement accounts have been translated using the average rates prevailing throughout the year. Resulting translation gains or losses are accumulated in a separate component of stockholders' equity entitled "Accumulated other comprehensive loss." Foreign currency transaction gains and losses, including those related to intercompany transactions, are recorded directly in the income statement and are immaterial in all periods presented.

  Cash and Cash Equivalents--The Company considers its holdings in short-term money market accounts and certificates of deposit with an original maturity of three months or less to be cash equivalents.

  Inventories--Inventories are generally carried at the lower of first-in, first-out cost or market. At year end, inventories consisted of:

                                                           2000        1999
                                                        ----------- -----------
   Unprinted paper..................................... $ 5,294,000 $ 1,692,000
   Business forms and related office products..........  19,284,000  19,846,000
                                                        ----------- -----------
     Total............................................. $24,578,000 $21,538,000
                                                        =========== ===========

  Long-Term Investments--In March 2000, the Company invested $12.9 million and $.5 million, respectively, in the common stock of Advantage Business Services Holdings, Inc. and the convertible preferred stock of WebNow.com, Inc. These investments represent less than a 20% voting interest in these companies. Also, the securities are not considered to be marketable equity securities under SFAS 115 because both of the companies are currently privately held and, hence, the securities are restricted and have no readily determinable market value. These investments are carried at cost and will periodically be evaluated to determine whether a decline in fair value below the original cost basis has occurred and is other than temporary. Both of the investments are classified as long-term assets on the consolidated balance sheet because of their non-marketable nature and management's intent to hold these investments for the long-term.

  Direct Mail Advertising--The Company expenses the production costs of advertising at the time the advertising is initiated, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefit; this period is not in excess of six months. Direct-response advertising consists primarily of product catalogs and associated mailing costs. As of June 24, 2000 and June 26, 1999, $10,773,000 and $8,400,000, respectively, were reported as direct advertising assets and included in Direct mail advertising materials, net and prepaid expenses in the consolidated balance sheets. Advertising expense included in selling and advertising was $59,243,000 in 2000, $56,680,000 in 1999, and $46,271,000 in
1998.

  Property and Equipment--Property and equipment are carried at cost. Depreciation is computed over the estimated useful lives (three to twenty years) of the assets using the straight-line method. Property held for sale is stated at the lower of cost or estimated net realizable value.

  Internal Use Software--In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company has adopted this statement in fiscal year 1999. In fiscal year 2000 and 1999, approximately $2,381,000 and $1,907,000, respectively, in costs which previously would have been expensed have been capitalized under the caption "Property and equipment, net."

  Goodwill--Goodwill acquired is being amortized on a straight-line basis over periods of 20 to 40 years. Accumulated amortization amounted to $5,079,000 and $3,369,000 at June 24, 2000 and June 26, 1999, respectively.

  Customer Lists, Tradenames and Other Assets--Customer lists, tradenames and other assets are amortized using the straight-line method or the effective-interest method over their estimated lives. The range of estimated lives and accumulated amortization balances for each category of assets are as follows:

                                                           2000         1999
                                                       Accumulated  Accumulated
   Description                                Lives    Amortization Amortization
   -----------                              ---------- ------------ ------------
   Customer lists.......................... 2-18 years $22,462,000  $14,861,000
   Tradenames..............................   40 years   1,907,000    1,090,000
   Other assets:
     Covenant not to compete...............    5 years     390,000      270,000
     Debt issue costs......................  3-5 years     294,000      175,000
     Assembled workforce...................    6 years   1,255,000      885,000
     Bank referral agreements..............   20 years   1,217,000      401,000

  Revenue Recognition--Revenue is recognized on product sales at the point in time when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of product at a specified price and considers delivery to have occurred at the point of shipment. While the Company does provide its customers with a right of return, revenue is not deferred. Rather, a reserve for sales returns is provided in accordance with SFAS 48 based on significant historical experience.

  Income Taxes--The provision for income taxes is determined based upon the Company's computed total income tax obligation for the year and the change in the Company's deferred tax balances from year to year. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Such deferred tax assets and liabilities are also adjusted to reflect changes in the U.S. and applicable foreign tax laws when enacted and changes in blended state tax rates. Future tax benefits are recognized to the extent realization of such benefit is more likely than not to occur.

  Per Share Amounts--Basic earnings per share amounts are computed based upon the weighted average number of shares of common stock outstanding during each fiscal year. Diluted earnings per share amounts are computed by also giving consideration to potentially dilutive stock options outstanding. Common stock equivalents totaling 1.8 million outstanding stock options are not included in the computation of earnings per share as they are anti-dilutive. In addition, 5,900 contingently returnable restricted shares have not been included in the earnings per share calculation as they have not vested as of the end of fiscal year 2000. A reconciliation of outstanding shares is shown on the statements of consolidated income and comprehensive income.

  Concentration of Credit Risk--The Company extends credit to approximately
1.8 million geographically dispersed customers on an unsecured basis in the normal course of business. No individual industry or industry segment is significant to the Company's customer base. The Company has in place policies governing the extension of credit and collection of amounts due from customers.

  Derivatives--The Company has entered into a variety of intercompany transactions between members of the consolidated group (which have different functional currencies) that present foreign currency risk. In the past the Company has purchased foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on its reported income; however, these contracts do not qualify under generally accepted accounting principles in the United States of America for hedge treatment. Accordingly, these contracts are carried in the financial statements at the current forward foreign exchange rates, with the changes in forward rates reflected directly in income. The offsetting exchange movements on the intercompany balances are also recognized as a component of operating expenses. There were no such contracts outstanding at June 24, 2000.

  The Company has entered into interest rate swaps that qualify as matched swaps that are linked by designation with a balance sheet liability and have opposite interest rate characteristics of such balance sheet item. Matched interest rate swaps qualify for settlement accounting. Under settlement accounting, periodic net cash settlements under the swap agreements are recognized in income on an accrual basis. These settlements are offset against interest expense in the statements of consolidated income and comprehensive income. The implementation of SFAS 133 in fiscal year 2001 is not anticipated to have a material effect on the income statement relative to the swap transactions.

  Impairment of Long-Lived Assets--The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." There were no adjustments to the carrying value of any long-lived assets in 2000, 1999 or 1998.

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

  New Accounting Pronouncements--In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard will be adopted by the Company in fiscal year 2001. Management believes that the impact of this standard on its consolidated financial statements will not be material.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition." This SAB was intended to clarify certain elements of revenue recognition. It is currently being supplemented by a frequently asked questions document and is required to be implemented by the Company no later than the fourth quarter of fiscal 2001. Management currently believes that this SAB will not materially impact its revenue recognition practices.

  The Emerging Issues Task Force is currently debating Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs." Specifically, it is formulating conclusions as to how a seller of goods should classify revenues and costs attributable to shipping and handling in the income statement. No final conclusion has been reached. The Company currently nets such revenues and expenses in the cost of sales line. Should the Emerging Issues Task Force reach a consensus that such financial statement presentation should be changed, management will effect such a reclassification and will restate previous periods, as appropriate. There would be no effect on reported net income.

  Reclassifications--Certain reclassifications have been made to the 1999 and 1998 financial statements to conform with the 2000 presentation.

2. 1998 Acquisitions

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

  As part of the purchase accounting for the Rapidforms acquisition and included in the allocation of the acquisition costs, a liability of $2,910,000 was recorded to cover the anticipated costs related to a plan to close redundant Rapidforms manufacturing and warehouse facilities and to reduce manufacturing personnel. Approximately $2,610,000 of the liability was related to employee termination benefits, and approximately $300,000 was related to termination of certain contractual obligations. As of June 24, 2000, the payments of termination benefits and contractural obligations are complete.

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

  As part of the purchase accounting for the McBee acquisition and included in the allocation of the acquisition costs, a liability of $1,642,000 was recorded to cover the anticipated costs (primarily employee termination benefits) related to a plan to close redundant McBee manufacturing and warehouse facilities and to reduce manufacturing personnel. The liability associated with the McBee integration plan remaining as of June 24, 2000 was $147,000, which is expected to be paid during fiscal year 2001.

  The following unaudited pro forma financial information reflects the consolidated results of operations of the Company for the year ended June 27, 1998 as though the acquisitions described above had occurred on the first day of that fiscal year. The pro forma operating results are presented for comparative purposes only and do not purport to present the Company's actual operating results had the acquisitions been consummated on June 29, 1997 or results which may occur in the future:

                                                                       1998
                                                                   ------------
     Net sales.................................................... $457,581,000
     Net income...................................................   24,961,000
     Net income per diluted share.................................         1.73

3. Debt Obligations and Leases

  During March 1997, the Company terminated two existing lines of credit in the total amount of $20,000,000 and entered into a five year, $60,000,000 committed, unsecured, revolving line of credit agreement with two major commercial banks. In December, 1997, the Company amended the terms of this agreement to increase the total committed line to $135,000,000, to expand the number of participating banks to ten, and to extend the facility maturity date to December, 2002. In May, 1998, the Company amended the agreement to increase the total committed line to $165,000,000. In May, 2000, the Company further amended the agreement to increase the total committed line to $200,000,000. Under this credit agreement, the Company has the option to borrow at the Eurodollar rate plus a spread or the agent bank's base lending rate prevailing from time to time. The effective interest rate as of June 24, 2000 was 7.4%. The credit agreement contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. At June 24, 2000, the Company was in compliance with such covenants and $133,500,000 was outstanding under this line. Debt issuance costs incurred in connection with this facility are amortized over the term of the agreement using the effective-interest method.

  The Company leases facilities and equipment under long-term leases with non-related parties. The future minimum rental commitments for leases of certain facilities and equipment are as follows:

                                                        Operating  Capitalized
   Fiscal Year Ended June                                 Leases     Leases
   ----------------------                               ---------- -----------
   2001................................................ $5,447,000 $  973,000
   2002................................................  3,492,000    954,000
   2003................................................  2,891,000    732,000
   2004................................................  2,706,000     46,000
   2005................................................  2,425,000        --
   Thereafter..........................................  3,053,000        --
                                                        ---------- ----------
   Total minimum lease payments........................ 20,014,000  2,705,000
                                                        ==========
   Less amount representing interest...................               276,000
                                                                   ----------
   Present value of net minimum lease payments
    including current maturities $819,000..............            $2,429,000
                                                                   ==========

  Total rental expense was $6,476,000, $6,587,000, and $2,988,000, in 2000,
1999, and 1998, respectively. Included in those amounts were payments for properties leased from a former executive officer of $1,035,000, $1,171,000 and $998,000 in 2000, 1999 and 1998, respectively.

4. Financial Instruments

  In order to minimize exposure to foreign currency fluctuations with respect to foreign currency exposures, the Company may enter into forward exchange rate contracts for the amount of the exposure. At June 24, 2000, the Company had no outstanding forward currency contracts. Gains or losses on those previously closed have been immaterial.

  The Company has entered into three interest rate swap agreements with two major commercial banks in order to effectively convert the interest rate of a portion of the Company's outstanding revolving credit debt from a Eurodollar-based floating rate to a fixed rate. The agreements expire on different dates, and the total notional principal amount decreases over time. Although the Company is exposed to credit and market risk in the event of future non-performance by any of the banks, management has no reason to believe that such an event will occur. Information regarding the agreements as of June 24, 2000 follows:

                                           Fixed                   Agreement
     Notional Principal Amount         Interest Rate Fair Value Expiration Date
     -------------------------         ------------- ---------- ----------------
     $ 7,500,000......................     5.62%      $ 52,000  January 30, 2001
     $45,000,000......................     5.79%       519,000    June 8, 2001
     $25,000,000......................     6.95%        70,000   March 7, 2003

  As of June 24, 2000 and June 26, 1999, the carrying value of all other financial instruments approximated fair value.

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

  On October 25, 1996, the Company's Board of Directors authorized the repurchase of up to two million shares of the Company's common stock over a two year period. No purchases were made during 1998 and 1999 under that plan. On October 23, 1998, the Company's Board of Directors authorized the repurchase of up to two million additional shares of the Company's common stock over a two year period, replacing the October 1996 authorization. As of June 24, 2000, 1,105,000 shares had been purchased under the October 1998, authorization at a cumulative cost of $28,225,000.

  During fiscal year 2000, the Company awarded restricted stock to several executive employees. For these awards, which vest after three years, the fair market value of the shares is expensed over the vesting period. The unamortized portion of deferred compensation expense is recorded as a reduction of shareholder's equity. Recipients of all restricted shares have the right to vote such shares and receive dividends.

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

  At the Company's 1980 annual meeting, the stockholders approved the NEBS 1980 Stock Option Plan (the "1980 Plan"). Under the 1980 Plan, the Company was authorized to issue up to 900,000 shares of common stock pursuant to stock options or stock appreciation rights. The 1980 Plan expired in 1990, although shares of common stock may be issued pursuant to options which were outstanding as of June 24, 2000.

  Under the terms of the Company's stock option plans, options are granted to purchase stock at fair market value on the date of the option grant. Options granted have been exercisable in full in terms of up to nine years from the date of grant and the options expire no later than ten years from the date of grant. Generally, the options vest and become exercisable over a four year period, commencing one year after the grant date. As of June 24, 2000, 2,728,850 shares of common stock are reserved for issuance under the Company's stock option plans, of which 1,608,723 are subject to outstanding options and 1,120,127 remain available for future option grants. During fiscal 2000, the Company repurchased outstanding options for 861,385 shares at a cost of $430,693 and charged such buyout amount to compensation expense in general and administrative expenses.

  Options for 1,158,775 shares, 1,053,769 shares and 854,907 shares were currently exercisable under all option arrangements at June 24, 2000, June 26, 1999 and June 27, 1998, respectively. There were no outstanding stock appreciation rights under any of the plans during 2000, 1999 or 1998.

  A summary of stock option activity under the Company's stock option plans during 2000, 1999, and 1998 follows:

                                                                    Weighted-
                                        Number of    Per Share       Average
                                         Shares     Option Price  Exercise Price
                                        ---------  -------------- --------------
   June 28, 1997....................... 1,662,495  $14.75 - 26.38     $19.89
     Granted...........................   470,500   29.13 - 33.13      30.69
     Exercised.........................  (180,890)  14.75 - 25.75      18.59
     Expired...........................   (60,235)  15.38 - 30.00      20.66
                                        ---------
   June 27, 1998....................... 1,891,870   14.75 - 33.13      22.66
     Granted...........................   597,452   28.88 - 33.88      28.03
     Exercised.........................  (188,344)  14.75 - 30.00      19.03
     Expired...........................   (90,867)  15.38 - 33.13      28.49
                                        ---------
   June 26, 1999....................... 2,210,111   14.75 - 33.88      24.20
                                        =========
     Granted...........................   402,300   21.50 - 27.69      27.52
     Repurchased.......................  (861,385)  25.75 - 33.88      28.34
     Exercised.........................   (30,233)  14.75 - 20.75      17.31
     Expired...........................  (112,070)  25.75 - 33.88      28.68
                                        ---------
   June 24, 2000....................... 1,608,723   14.75 - 33.88      22.63
                                        =========

  The following table presents information with regard to all stock options outstanding at June 24, 2000:

                                   Options Outstanding         Options Exercisable
                            --------------------------------- ---------------------
                                         Weighted-
                                          Average
                                         Remaining  Weighted-             Weighted-
     Range of                           Contractual  Average               Average
     Exercise                 Number       Life     Exercise    Number    Exercise
      Prices                Outstanding   (years)     Price   Exercisable   Price
     --------               ----------- ----------- --------- ----------- ---------
   $14.75 - 15.88..........    259,142      4.6      $15.29      259,142   $15.28
    17.88 - 19.75..........    456,199      5.1       18.30      451,788    18.31
    20.13 - 21.50..........    112,082      5.6       20.74      103,332    20.69
    25.75 - 33.13..........    781,300      7.7       27.87      344,513    27.58
                             ---------      ---      ------    ---------   ------
                             1,608,723      6.4      $22.63    1,158,775   $20.60
                             =========      ===      ======    =========   ======

  The Company applies APB Opinion No. 25 to account for its various stock plans. Accordingly, pursuant to the terms of the plans, no compensation cost has been recognized for the stock plans. However, if the Company had determined compensation cost for stock option grants made since 1996 under the provisions of SFAS No. 123, (the 1996 date coinciding with the adoption of SFAS No. 123 for disclosure purposes), the Company's net income and net income per share would have been reduced to the pro forma amounts shown below:

                                               2000        1999        1998
                                            ----------- ----------- -----------
   Net income:
     As reported........................... $29,358,000 $26,451,000 $24,934,000
     Pro forma.............................  27,921,000  24,911,000  24,357,000
   Net income per diluted share:
     As reported........................... $      2.12 $      1.81 $      1.77
     Pro forma.............................        2.01        1.70        1.73

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

  The fair value of each stock option granted in 2000, 1999 and 1998 under the Company's stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used to value grants issued for each year:

                                  Weighted-
                                   Average        Average               Dividend
                                Risk Free Rate Expected Life Volatility  Yield
                                -------------- ------------- ---------- --------
   1998........................     5.54%        5.4 years     28.53%     2.6%
   1999........................     5.94%        5.5 years     24.12%     2.8%
   2000........................     6.20%        5.5 years     21.49%     2.9%

  The weighted-average fair values per share of stock options granted during 2000, 1999 and 1998 were $6.46, $6.98 and $8.51, respectively. It should be noted that the Black-Scholes option pricing model used in the calculation was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years. Management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances.

  At the 1994 annual meeting, the stockholders approved the New England Business Service, Inc. Stock Compensation Plan (the "Stock Compensation Plan"). Under the Stock Compensation Plan, up to 300,000 shares of common stock may be issued to the Company's directors and employees in lieu of cash compensation otherwise payable. At June 24, 2000, 275,516 shares remain reserved for issuance under the Stock Compensation Plan. The number and value of shares issued under this plan have been nominal.

7. 401(k) Plans

  The Company sponsors several 401(k) plans covering substantially all of the Company's domestic employees. Contributions to the plans are made by way of participant salary deferrals and Company contributions. Company contributions include combinations of matching, fixed and discretionary contributions, subject to a maximum Company obligation ranging from 4% to 9% of an employee's eligible pay. The Company's aggregate contributions to the plans were $6,638,000 in fiscal 2000, $6,410,000 in fiscal 1999, and $4,795,000 in fiscal
1998.

8. Pension Plans

  The Company sponsored a defined-benefit, trusteed pension plan (the "DB Plan") which provided retirement benefits for the majority of its domestic employees. During the second quarter of 1997, the Company amended its DB Plan. The amendment specifically froze plan participation at December 31, 1996 and eliminated further benefit accruals after June 28, 1997. The Company recorded a plan curtailment gain of $2,187,000 as a component of other income during 1997 associated with the plan amendment. In 1998 the Company terminated the plan and settled all obligations. The Company recorded a plan settlement gain of $556,000 associated with the DB plan termination. The Company also maintains two similar defined benefit plans for its Canadian employees. During fiscal 1998, the Company amended one of its Canadian defined benefit plans to freeze participation at December 31, 1997 and recorded a plan curtailment gain of $313,000 associated with this action. The Company recorded a plan settlement gain of $259,000 during 1999 related to the Canadian plan termination.

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

  The following table sets forth the plan's funded status and obligations as of June 24, 2000 and June 26, 1999:

                                                             2000       1999
                                                          ---------- ----------
   Accumulated postretirement benefit obligation
    ("APBO"):
     Retirees...........................................  $  394,000 $  461,000
     Eligible active plan participants..................         --         --
     Other active plan participants.....................     447,000    522,000
                                                          ---------- ----------
       Total............................................     841,000    983,000
   Plan assets at fair value............................         --         --
     Accumulated postretirement benefit obligation in
      excess of plan assets.............................     841,000    983,000
     Unrecognized net gain..............................     493,000    259,000
                                                          ---------- ----------
       Net postretirement liability (included in accrued
        employee benefit expense).......................  $1,334,000 $1,242,000
                                                          ========== ==========

  The components of net periodic postretirement benefits cost for 2000, 1999 and 1998 are as follows:

                                                   2000      1999      1998
                                                 --------  --------  --------
   Service cost................................. $ 76,000  $ 62,000  $ 47,000
   Interest on accumulated postretirement
    benefit obligation..........................   68,000    70,000    78,000
   Amortization of gain.........................  (17,000)  (14,000)   (5,000)
                                                 --------  --------  --------
     Net periodic postretirement cost........... $127,000  $118,000  $120,000
                                                 ========  ========  ========

  For measurement purposes, an 8.0% annual rate of increase in the cost of providing medical benefits was assumed in 2000 with a reduction to a trend rate of 6% for fiscal 2003.

  The weighted average discount rate used in determining the APBO was 7.5% in 2000 and 7.0% in 1999 respectively.

  The health care cost trend has an effect on the amounts reported. An increase of 1% in the rate of increase would have had an effect of increasing the APBO by $135,000 and the net periodic postretirement benefits cost by $20,000.

10. Income Taxes

  The components of income before income taxes were as follows:

                                               2000         1999        1998
                                            -----------  ----------- -----------
     United States......................... $46,166,000  $43,069,000 $39,817,000
     Foreign...............................    (469,000)     673,000   1,588,000
                                            -----------  ----------- -----------
       Total............................... $45,697,000  $43,742,000 $41,405,000
                                            ===========  =========== ===========

  Provisions for income taxes under SFAS No. 109 in 2000, 1999 and 1998 consist of:

                                              2000         1999         1998
                                           -----------  -----------  -----------
     Currently payable:
       Federal............................ $15,270,000  $14,253,000  $10,369,000
       State..............................    (126,000)   3,004,000    3,517,000
       Foreign............................    (268,000)     674,000      733,000
                                           -----------  -----------  -----------
         Total............................  14,876,000   17,931,000   14,619,000
     Deferred.............................   1,463,000     (640,000)   1,852,000
                                           -----------  -----------  -----------
         Total............................ $16,339,000  $17,291,000  $16,471,000
                                           ===========  ===========  ===========

  The tax effect of significant items comprising the Company's net deferred tax assets as of June 24, 2000 and June 26, 1999 are as follows:

                                    2000                      1999
                           ------------------------  ------------------------
                             Current    Noncurrent     Current    Noncurrent
                           -----------  -----------  -----------  -----------
Deferred tax assets:
  Accrued vacation........ $ 1,550,000               $ 1,512,000
  Allowance for doubtful
   accounts...............   1,512,000                   926,000
  Accrued expenses........     906,000                 1,201,000
  Sales returns and
   allowances.............     360,000                   327,000
  Inventory...............   1,786,000                 1,668,000
  Employee benefit
   reserves...............   2,127,000                 1,555,000
  Amortization of
   intangible assets......         --   $ 6,780,000          --   $ 4,803,000
  Depreciation............         --     1,590,000          --       933,000
  Other...................         --       426,000          --       617,000
Deferred tax liabilities:
  Amortization............         --    (3,690,000)         --    (2,343,000)
  Depreciation............         --    (6,066,000)         --    (2,335,000)
  Deferred mail
   advertising............  (1,446,000)         --    (1,813,000)         --
  Other...................    (315,000)    (822,000)    (255,000)    (280,000)
                           -----------  -----------  -----------  -----------
Net deferred tax
 assets/(liabilities)..... $ 6,480,000  $(1,782,000) $ 5,121,000  $ 1,395,000
                           ===========  ===========  ===========  ===========

  Current and non-current amounts have been further segregated on the balance sheet due to the effect of different tax jurisdictions.

  A reconciliation of the provisions for income taxes to the U.S. Federal income tax statutory rates follows:

                                                               2000  1999  1998
                                                               ----  ----  ----
     Statutory tax rate....................................... 35.0% 35.0% 35.0%
     State income taxes (less federal tax benefits)...........  2.4   4.2   6.3
     Revenue ruling benefit (less federal tax expense)........ (2.3)   --    --
     Other--net...............................................   .7    .3  (1.5)
                                                               ----  ----  ----
     Effective tax rate....................................... 35.8% 39.5% 39.8%
                                                               ====  ====  ====

  The revenue ruling benefit shown above is the result of a one-time tax benefit due to a favorable state tax revenue ruling received during fiscal year 2000 affecting prior years.

11. Segment Information

  The Company has segmented its operations in a manner that reflects how its chief operating decision maker reviews the results of the businesses that make up the consolidated entity. The Company has identified three reportable segments. The first segment is titled "Printed Products--Direct Marketing" and represents those business operations that sell primarily printed business products such as checks and business forms to small businesses through direct marketing. The second segment, "Printed Products--Direct Sales," also sells checks and business forms to small businesses; however, they sell the products through either distributors or by directly selling to the customer. "Packaging and Display Products" is the third segment and primarily resells packaging and shipping supplies and retail signage through a combination of direct marketing and direct selling efforts.

  The Company evaluates segment performance and allocates resources based on a profit from operations measure. This measure is akin to income from operations as reported on the statements of consolidated income and comprehensive income in that it excludes interest and other income/expense. This measure, however, also excludes a number of items that are reported within income from operations. These include amortization, 401(k) expenses, integration charges and corporate overhead. These items are not used by the chief operating decision maker in assessing segment results. In order to reconcile the segment numbers to the Company's income before income taxes, adjustments representing the items listed above totaling $39,747,000, $40,954,000 and $29,145,000 for
2000, 1999 and 1998, respectively, need to be made to the reported segment results.

  The following table presents certain segment information:

                                  Printed Products
                            -----------------------------  Packaging and
                            Direct Marketing Direct Sales Display Products    Total
                            ---------------- ------------ ---------------- ------------
   2000
     Net sales.............   $307,880,000   $102,777,000   $74,729,000    $485,386,000
     Profit from
      operations...........     73,374,000      7,505,000     4,565,000      85,444,000
     Adjustments listed
      above................                                                  39,747,000
     Income before income
      taxes................                                                  45,697,000

   1999
     Net sales.............    306,660,000     93,585,000    70,232,000     470,477,000
     Profit from
      operations...........     69,528,000     11,294,000     3,874,000      84,696,000
     Adjustments listed
      above................                                                  40,954,000
     Income before income
      taxes................                                                  43,742,000

   1998
     Net sales.............    268,814,000     27,908,000    59,045,000     355,767,000
     Profit from
      operations...........     63,806,000      3,060,000     3,684,000      70,550,000
     Adjustments listed
      above................                                                  29,145,000
     Income before income
      taxes................                                                  41,405,000

  The amounts shown reflect a shift of the allocation of centralized information systems costs to the Printed Products--Direct Sales segment from the Printed Products--Direct Marketing segment in fiscal year 2000 due to conversion of McBee's order--taking system to the NEBS Direct Marketing order entry system in August 1999.

  Total revenues for Printed Products amounted to $410,657,000, $400,245,000 and $296,722,000 in 2000, 1999 and 1998, respectively. Total revenues for Packaging and Display products are shown under the "Packaging and Display Products" heading.

12. Quarterly Financial Information (Unaudited)

  The following financial information is in thousands of dollars, except per share amounts.

                                    First    Second   Third    Fourth   Total
                                   Quarter  Quarter  Quarter  Quarter    Year
                                   -------- -------- -------- -------- --------
   2000
     Net sales.................... $113,424 $137,452 $117,367 $117,143 $485,386
     Gross profit.................   73,475   87,732   74,812   75,853  311,872
     Income before income taxes...    9,779   14,206   10,825   10,887   45,697
     Net income...................    5,977    8,695    7,481    7,205   29,358
     Diluted earnings per share...      .42      .62      .55      .53     2.12
                                   ======== ======== ======== ======== ========
     Dividends per share.......... $    .20 $    .20 $    .20 $    .20 $    .80
                                   ======== ======== ======== ======== ========

   1999
     Net sales.................... $112,686 $127,297 $115,044 $115,450 $470,477
     Gross profit.................   71,131   81,044   73,124   74,350  299,649
     Income before income taxes...    9,127   12,737   10,436   11,442   43,742
     Net income...................    5,478    7,912    6,219    6,842   26,451
     Diluted earnings per share...      .37      .53      .42      .47     1.81
                                   ======== ======== ======== ======== ========
     Dividends per share.......... $    .20 $    .20 $    .20 $    .20 $    .80
                                   ======== ======== ======== ======== ========

13. Subsequent Event

  In July 2000, the Company acquired all the outstanding shares of PremiumWear, Inc., a designer and marketer of knit and woven shirts and other apparel and accessories to the promotional products/advertising specialty industry. The purchase price for the shares was $13.50 per share in cash and totaled approximately $41,600,000 (net of cash acquired). The Company is presently undertaking an allocation of this purchase price, but anticipates that approximately $15,000,000 will be allocated to certain intangible assets. These intangibles are anticipated to be amortized over 20 years. It is anticipated that PremiumWear, Inc. will comprise a new reporting segment.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of New England Business Service,
Inc.:

  We have audited the accompanying consolidated balance sheets of New England Business Service, Inc. and subsidiaries as of June 24, 2000 and June 26, 1999 and the related statements of consolidated income and comprehensive income, consolidated stockholders' equity, and consolidated cash flows for each of the three years in the period ended June 24, 2000. Our audits also included the financial statement schedule listed under Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of New England Business Service, Inc. and subsidiaries as of June 24, 2000 and June 26, 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 24, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  As discussed in Note 1 to the financial statements, in 1999 the Company changed its method of accounting for the costs of computer software developed for internal use to conform with AICPA Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

/s/ Deloitte & Touche LLP

Boston, Massachusetts
July 25, 2000

                                                                     SCHEDULE II

              NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                           (in thousands of dollars)

                                       Additions
                         Balance at ----------------    Deductions  Balance at
                         Beginning   Charged               from       End of
                           Period   to Income Other     Reserves(2)   Period
                         ---------- --------- ------    ----------- ----------
Reserves deducted from
 assets to which they
 apply:
 For doubtful accounts
  receivable:
  Year ended June 27,
   1998.................   $3,351    $3,293   $1,053(1)   $3,440      $4,257
  Year ended June 26,
   1999.................    4,257     4,151        0       3,509       4,899
  Year ended June 24,
   2000.................    4,899     4,203        0       4,065       5,037

Reserves included in
 liabilities:
 For sales returns and
  allowances:
  Year ended June 27,
   1998.................      993       866      300(1)      993       1,166
  Year ended June 26,
   1999.................    1,166       985        0       1,166         985
  Year ended June 24,
   2000.................      985     1,059        0         985       1,059

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

      3.2       By-Laws of the Registrant, as amended through July 28, 2000;
                 filed herewith.

      4.1       Specimen stock certificate for shares of Common Stock, par value $1.00 per share. (Incorporated by reference to Exhibit
                 (4)(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.)

      4.2       Amended and Restated Rights Agreement, dated as of October 27,
                 1989 as amended as of October 20, 1994 (the "Rights
                 Agreement"), between New England Business Service, Inc. and
                 Fleet National Bank (formerly known as BankBoston, N.A.), as rights agent, including as Exhibit B the forms of Rights
                 Certificate and Election to Exercise. (Incorporated by reference to Exhibit 4 of the Company's Current Report on Form
                 8-K dated October 20, 1994.)

     10.1.1     Amended and Restated Revolving Credit Agreement dated as of
                 December 18, 1997, by and among the Company, Fleet National
                 Bank, formerly known as BankBoston, N.A. ("Fleet"), and certain other financial institutions. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 7, 1998.)

     10.1.2     First Amendment to Amended and Restated Revolving Credit
                 Agreement dated as of May 29, 1998, by and among the Company, Fleet and certain other financial institutions. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 18, 1998.)

     10.1.3     Second Amendment to Amended and Restated Revolving Credit
                 Agreement dated as of January 8, 1999, by and among the Company, Fleet and certain other financial institutions.
                 (Incorporated by reference to Exhibit 10.2 to the Company's
                 Quarterly Report on Form 10-Q for the fiscal quarter ended
                 December 26, 1998.)

     10.1.4     Third Amendment to Amended and Restated Revolving Credit
                 Agreement dated as of March 24, 1999, by and among the Company, Fleet and certain other financial institutions.
                 (Incorporated by reference to Exhibit 10.B to the Company's
                 Quarterly Report on Form 10-Q for the fiscal quarter ended
                 March 27, 1999.)

     10.1.5     Fourth Amendment to Amended and Restated Revolving Credit
                 Agreement dated as of September 24, 1999, by and among the Company, Fleet and certain other financial institutions.
                 (Incorporated by reference to Exhibit 10.A to the Company's
                 Quarterly Report on Form 10-Q for the fiscal quarter ended
                 September 25, 1999.)

     10.1.6     Fifth Amendment to Amended and Restated Revolving Credit
                 Agreement dated as of January 21, 2000, by and among the Company, Fleet and certain other financial institutions.
                 (Incorporated by reference to Exhibit 10 to the Company's
                 Quarterly Report on Form 10-Q for the fiscal quarter ended
                 March 25, 2000.)

     10.1.7     Sixth Amendment to Amended and Restated Revolving Credit
                 Agreement dated as of May 26, 2000, by and among the Company, Fleet and certain other financial institutions. (Incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K dated May 26, 2000.)


 Exhibit Number                           Description
 --------------                           -----------
    10.2        Agreement and Plan of Merger, dated as of May 26, 2000, among the Company, Penguin Sub, Inc. and PremiumWear, Inc.
                 (Incorporated by reference to Exhibit (d)(1) to the Company's
                 Schedule TO dated June 9, 2000).

    10.3*       NEBS 1997 Key Employee and Eligible Director Stock Option and
                 Stock Appreciation Rights Plan dated July 25, 1997 (including amendment and restatement of the NEBS 1990 Key Employee Stock
                 Option and Stock Appreciation Rights Plan and the NEBS 1994
                 Key Employee and Eligible Director Stock Option and Stock
                 Appreciation Rights Plan), amended through October 23, 1998.
                 (Incorporated by reference to Exhibit 10.1 to the Company's
                 Quarterly Report on Form 10-Q for the fiscal quarter ended
                 September 26, 1998.)

    10.4*       Stock Option Agreement dated February 2, 1996 between the
                 Company and Robert J. Murray. (Incorporated by reference to
                 Exhibit 10.8 to the Company's Annual Report on Form 10-K for
                 the fiscal year ended June 27, 1998.)

    10.5*       NEBS Deferred Compensation Plan for Outside Directors.
                 (Incorporated by reference to Exhibit (10)(d) to the
                 Company's Annual Report on Form 10-K for the fiscal year
                 ended June 25, 1982.)

    10.6.1*     New England Business Service, Inc. Deferred Compensation Plan
                 dated June 25, 1994. (Incorporated by reference to Exhibit
                 (10)(g) to the Company's Annual Report on Form 10-K for the
                 fiscal year ended June 30, 1995.)

    10.6.2*     First Restated Trust Agreement for the New England Business
                 Service, Inc. Deferred Compensation Plan. (Restated effective
                 April 1, 1998.) (Incorporated by reference to Exhibit 10.11.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1998.)

    10.7*       Supplemental Retirement Plan for Executive Employees of New
                 England Business Service, Inc. (Incorporated by reference to
                 Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
                 for the fiscal quarter ended September 26, 1998.)

    10.8*       New England Business Service, Inc. Stock Compensation Plan
                 dated July 25, 1994, amended through October 23, 1998.
                 (Incorporated by reference to Exhibit 10.2 to the Company's
                 Quarterly Report on Form 10-Q for the fiscal quarter ended
                 September 26, 1998.)

    10.9*       Form of Restricted Stock Award Agreement issuable under the
                 Company's Stock Compensation Plan in connection with the
                 Executive Bonus Plans for 1999 and 2000 (Incorporated by
                 reference to Exhibit 10.12 to the Company's Annual Report on
                 Form 10-K for the fiscal year ended June 26, 1999.)

    10.10*      Executive Bonus Plan for 2001; filed herewith.

    10.11*      Change in Control agreement dated November 27, 1996 between the Company and Robert J. Murray. (Incorporated by reference to Exhibit (10)(o) to the Company's Annual Report on Form 10-
                 K for the fiscal year ended June 28, 1997.)

    10.12*      Change in Control agreement dated November 27, 1996 between the Company and John F. Fairbanks. (Incorporated by reference to Exhibit (10)(p) to the Company's Annual Report on Form 10-
                 K for the fiscal year ended June 28, 1997.)

    10.13*      Change in Control agreement dated November 27, 1996 between the Company and George P. Allman. (Incorporated by reference to Exhibit (10)(q) to the Company's Annual Report on Form 10-
                 K for the fiscal year ended June 28, 1997.)

    10.14*      Change in Control agreement dated November 27, 1996 between the Company and Robert D. Warren. (Incorporated by reference to Exhibit (10)(r) to the Company's Annual Report on Form 10-
                 K for the fiscal year ended June 28, 1997.)


 Exhibit Number                           Description
 --------------                           -----------
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

    10.17*      Change in Control agreement dated April 2, 1997 between the
                 Company and Richard T. Riley. (Incorporated by reference to
                 Exhibit 10.23 to the Company's Annual Report on Form 10-K for
                 the fiscal year ended June 27, 1998.)

    10.18*      Change in Control agreement dated November 18, 1998 between the
                 Company and Daniel M. Junius. (Incorporated by reference to
                 Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                 for the fiscal quarter ended December 26, 1998.)

    10.19*      Change in Control agreement dated April 2, 1997 between the
                 Company and Joel S. Hughes. (Incorporated by reference to
                 Exhibit 10.A to the Company's Quarterly Report on Form 10-Q
                 for the fiscal quarter ended March 27, 1999.)

    10.20*      Form of amendment dated July 23, 1999 to the Change in Control
                 Agreements included as Exhibits 10.11 through 10.19 hereto.
                 (Incorporated by reference to Exhibit 10.23 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended June 26,
                 1999.)

    10.21*      Employment Agreement dated May 26, 2000 between PremiumWear,
                 Inc. and David E. Berg. (Incorporated by reference to Exhibit
                 99.4 (a) to the Current Report on Form 8-K dated May 26, 2000 of PremiumWear, Inc. (File No. 000-28501)).

    10.22.1*    Amended and Restated Change in Control Severance Agreement
                 dated as of May 22, 2000 between PremiumWear, Inc. and David
                 E. Berg. (Incorporated by reference to Exhibit 99.3 to the
                 Current Report on Form 8-K dated May 26, 2000 of PremiumWear,
                 Inc. (File No. 000-28501)).

    10.22.2*    First Amendment to Amended and Restated Change in Control
                 Severance Agreement dated as of May 26, 2000 between
                 PremiumWear, Inc. and David E. Berg. (Incorporated by
                 reference to Exhibit 99.5 (a) to the Current Report on Form 8-
                 K dated May 26, 2000 of PremiumWear, Inc. (File No. 000-
                 28501)).

    10.23*      NEBS 2000 Stock Option Plan for PremiumWear Employees dated
                 July 14, 2000. (Incorporated by reference to Exhibit 99 to the
                 Company's Registration Statement on Form S-8 (File No. 333-
                 43028), filed on August 4, 2000).

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