Form 10-Q
period 2000-09-23
NEW ENGLAND BUSINESS SERVICE INC
filed 2000-11-03
CIK 205700

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the period ended September 23, 2000.

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

The number of common shares of the Registrant outstanding on November 3, 2000 was 13,214,467.

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements
----------------------------

                       NEW ENGLAND BUSINESS SERVICE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                                 (unaudited)
                                                  Sept. 23,       June 24,
                                                     2000            2000
                                                   --------       --------
ASSETS
Current Assets
  Cash and cash equivalents                        $  3,718       $  3,469
  Accounts receivable - net                          68,450         55,483
  Inventories                                        39,204         24,578
  Direct mail advertising and prepaid expenses       19,315         16,445
  Deferred income tax benefit                         8,430          8,241
                                                   --------       --------
     Total current assets                           139,117        108,216
Property and Equipment - net                         67,314         64,406
Deferred Income Tax Benefit                          15,718          8,796
Goodwill - net                                       73,933         60,567
Customer Lists - net                                 22,113         23,974
Tradenames - net                                     30,588         30,792
Long-Term Investments                                13,369         13,369
Other Assets - net                                   13,511         13,551
                                                   --------       --------
TOTAL ASSETS                                       $375,663       $323,671
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS'EQUITY
Current Liabilities
  Accounts payable                                 $ 25,767       $ 18,951
  Accrued expenses                                   36,078         32,484
  Current portion of long term debt                     924            819
                                                   --------       --------
     Total current liabilities                       62,769         52,254
Long Term Debt                                      179,672        135,110
Deferred Income Taxes                                10,578         10,578

STOCKHOLDERS'EQUITY
  Common stock                                       15,453         15,399
  Additional paid-in capital                         51,189         50,337
  Unamortized value of restricted stock awards         (270)          (115)
  Accumulated other comprehensive loss               (3,904)        (3,399)
  Retained earnings                                 105,425        105,278
                                                   --------       --------
     Total                                          167,893        167,500
Less Treasury stock, at cost                        (45,249)       (41,771)
                                                   --------       --------
Stockholders' Equity                                122,644        125,729
                                                   --------       --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $375,663       $323,671
                                                   ========       ========

See Notes to Unaudited Consolidated Financial Statements

                             NEW ENGLAND BUSINESS SERVICE, INC.
                             STATEMENTS OF CONSOLIDATED INCOME
                             (In thousands except per share data)
                                      (unaudited)
                                                Three Months Ended
                                            Sept. 23,  Sept. 25,
                                                 2000       1999
                                               ---------  ---------
NET SALES                                      $131,170   $113,424
  Cost of sales                                  51,975     39,949
                                               --------   --------
GROSS PROFIT                                     79,195     73,475

OPERATING EXPENSES:
  Selling and advertising                        46,847     43,202
  General and administrative                     21,244     18,525
  Exit costs                                      3,387          0
                                               --------   --------
     Total operating expenses                    71,478     61,727
INCOME FROM OPERATIONS                            7,717     11,748
OTHER INCOME/(EXPENSE):
  Interest income                                    53         15
  Interest expense                               (3,140)    (1,984)
                                               --------   --------
INCOME BEFORE TAXES                               4,630      9,779
PROVISION FOR INCOME TAXES                        1,806      3,802
                                               --------   --------
NET INCOME                                     $  2,824   $  5,977
                                                ========  ========
PER SHARE AMOUNTS:
Basic Earnings Per Share                       $    .21   $    .43
                                               ========   ========
Diluted Earnings Per Share                     $    .21   $    .42
                                               ========   ========
Dividends                                      $    .20   $    .20
                                               ========   ========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING        13,403     13,988
  Plus incremental shares from assumed
  conversion of stock options                        84        296
                                               --------   --------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING      13,487     14,284
                                               ========   ========

See Notes to Unaudited Consolidated Financial Statements

                     NEW ENGLAND BUSINESS SERVICE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (unaudited)
                                                       Three Months Ended
                                                     Sept. 23,    Sept. 25,
                                                       2000         1999
                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                           $  2,824      $  5,977
Adjustments to reconcile net income to cash:
  Depreciation                                          4,364         3,618
  Amortization                                          3,113         2,818
  Loss on disposal of asset                                92            24
  Asset impairment loss                                 1,707             0
  Deferred income taxes                                     0            32
  Exit costs                                            3,236          (411)
  Provision for losses on accounts receivable           1,180         1,076
  Employee benefit charges                                 22             8
Changes in assets and liabilities:
  Accounts receivable                                  (2,934)       (2,284)
  Inventories and prepaid expenses                     (4,187)       (3,446)
  Accounts payable                                      2,324         1,133
  Income taxes payable                                    205         2,615
  Accrued expenses                                     (2,702)       (2,180)
                                                    ---------     ---------
    Net cash provided by operating activities           9,244         8,980
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                    (5,713)       (5,364)
Acquisition of business-net of cash acquired          (38,575)            0
                                                    ---------     ---------
    Net cash used in investing activities             (44,288)       (5,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                     (32,689)      (27,000)
Proceeds from credit line                              73,500        29,000
Proceeds from issuance of common stock                    349           223
Acquisition of treasury stock                          (3,144)       (4,486)
Dividends paid                                         (2,678)       (2,798)
                                                    ---------     ---------
    Net cash  provided by (used in)financing           35,338        (5,061)
      activities
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (45)           27
                                                    ---------     ---------
NET INCREASE/(DECREASE) IN CASH
      AND CASH EQUIVALENTS                                249        (1,418)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          3,469         3,684
                                                    ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  3,718      $  2,266
                                                    =========     =========

See Notes to Unaudited Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation/Accounting Policies
--------------------------------------------
  The consolidated financial statements contained in this report are unaudited (except for June 24, 2000 amounts) but reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods reflected. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, and the Independent Auditors' Report in the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 2000. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 2000. The Company has consistently followed those policies in preparing this report. The results from operations for the interim period reported herein are not necessarily indicative of results to be expected for the full year.

2.  Acquisitions
----------------
  In fiscal 1998 the Company acquired McBee Systems, Inc. As part of the purchase accounting for the acquisition, and included in the allocation of the acquisition cost, a liability was recorded to cover the anticipated costs related to a plan to close redundant McBee manufacturing and warehouse facilities and to reduce manufacturing personnel. Approximately $1,642,000 was accrued. The remaining liability as of September 23, 2000 was $16,000 and was related to employee termination benefits. For the three months ended September 23, 2000, $132,000 had been spent to reduce this liability.

  Should the integration liability for McBee be settled at amounts less than their original estimates, the excess will reduce the amount of recorded goodwill.

  On July 10 2000, the Company acquired all the outstanding shares of PremiumWear, Inc. The purchase price for the shares was $13.50 per share in cash and totaled approximately $38,575,000 (net of cash acquired) plus debt assumed of $3,856,000. The Company is presently undertaking, but has not yet completed, an allocation of this purchase price, but anticipates that approximately $14,000,000 will be allocated to certain intangible assets. These intangible assets are anticipated to be amortized over approximately 20 years.

3. Restructuring and Impairment of Assets
----------------------------------------

  In the first quarter of fiscal year 2001, the Company recorded a restructuring charge of $3,387,000 to provide for costs primarily associated with the Company's decision to more closely align its direct marketing and direct sales activities. As part of the restructuring program the McBee US headquarters will be relocated from Parsippany, New Jersey to the existing RapidForms facility in Thorofare, New Jersey. In addition, the McBee business forms manufacturing plant in Damascus, Virginia will be closed and a portion of leased warehousing space currently occupied by Chiswick in Sudbury, Massachusetts will be vacated. In Canada, the McBee sales and marketing organization will be combined with NEBS Direct Marketing and operate under the NEBS name. Approximately 140 employees will be affected by the restructuring either through elimination of their positions or relocation. Pursuant to this plan, the following charges and payments have been recorded (unaudited):



                              Balance      Charge          Payments or         Balance
Type of                       June 24,    (credit) for     reductions for      Sept. 23,
Liability                      2000        the period      the period           2000
---------                    ---------     -----------     ------------       ------------
Employee termination
  benefit costs                $-         $2,114,000        $(25,000)         $2,089,000

Facility closure
  costs                        $-         $1,273,000              $-          $1,273,000

  Additionally, during the first quarter, the Company recognized an impairment charge of $1,707,000 for the write off of capitalized internal-use software related to an enterprise resource planning system the
Company no longer plans to implement.

  After an income tax benefit of $1,987,000, these actions reduced first quarter 2001 earnings by
$3,107,000.

<PAGE

4. Inventories
--------------
  Inventories are generally carried at the lower of first-in, first-out cost or market. Inventories at September 23, 2000 and June 24, 2000 consisted of:

                                               (unaudited)
                                                 Sept. 23,       June 24,
                                                   2000           2000
                                               -----------    -----------
  Raw Material                                 $ 2,595,000    $ 1,804,000
  Work in Process                                2,414,000              -
  Finished Goods                                34,195,000     22,774,000
                                                ----------    -----------
  Total                                        $39,204,000    $24,578,000
                                               ===========    ===========

5. Adoption of Statement of Financial Accounting Standard No. 133
   Derivatives and Hedging Activities
   -----------------------------------

  In the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Such adoption resulted in an initial credit of $391,000 (net of tax) to Accumulated Other Comprehensive Loss.

  The Company is exposed to interest rate risk relating to its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of interest rate fluctuations the Company uses interest rate swaps which qualify and are designated as cash flow hedges.

  On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified cash flow exposure. The Company does not enter into derivative transactions that do not qualify as hedging relationships.

  The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy.

  The Company may discontinue hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; when the derivative expires or is sold, terminated, or exercised; or when the derivative is redesignated to no longer be a hedge instrument.

  As discussed above, the Company designates certain derivatives as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income
(OCI)(see note 6). There can be, however, a portion of the hedge that is deemed "ineffective." For the quarter ending September 23, 2000, the Company's ineffective portion of the hedge was immaterial to interest expense.


6. Comprehensive Income
--------------------------

  Other Comprehensive Income consists of foreign currency translation adjustments, unrealized gains and losses on investments and changes in the fair market value of cash flow hedges. Comprehensive income for the quarter ending September 23, 2000 also includes the impact of the Company's adoption of SFAS No. 133 discussed in note 5. The Company's comprehensive income is set forth below (unaudited):

                                              Three Months Ended
                                            Sept. 23,    Sept. 25,
                                              2000         1999
                                            -----------    ----------

Net Income                                 $ 2,824,000    $ 5,977,000

Change in foreign currency
   translation adjustments, net               (209,000)       229,000

Unrealized losses on interest
   rate swaps, net of tax                     (687,000)         -
                                            -----------   -----------
Other comprehensive income                   1,928,000      6,206,000
   before cumulative effect adjustment

Cumulative effect adjustment recorded
   upon the adoption of SFAS 133               391,000          -
                                            -----------   -----------
Comprehensive Income                       $ 2,319,000    $ 6,206,000
                                            ===========   ===========



7. Financial Information by Business Segment
--------------------------------------------
  In the first quarter of 2001, the Company changed its internal reporting for segments. This change was precipitated by the acquisition of PremiumWear, Inc. and the realignment of the Company's international subsidiaries. The Company has now identified five reportable segments. Prior year figures have been reconfigured so as to match the current year presentation. The first is "Direct Marketing-US" and represents those business operations that sell primarily printed products such as checks and business forms to small businesses through direct marketing in the United States. The second segment, "Direct Sales-US," also sells checks and business forms to small businesses; however, they sell primarily through distributors or by directly selling to the customer in the United States. The third segment, "Apparel", utilizes independent sales representatives to market its specialty clothing products and to solicit orders from customers in the promotional products/advertising specialty industry. "Packaging and Display Products", the fourth segment, resells packaging and shipping supplies and retail signage marketed through a combination of direct marketing and direct selling efforts. The fifth segment, "International" sells products such as checks and business forms to small businesses in Europe and Canada through direct marketing, distributors or by directly selling to the customer.

  The Company evaluates segment performance and allocates resources based on a profit from operations measure. This measure is akin to income from operations as reported on the statements of consolidated income in that it excludes interest and other income and expense. This measure, however, also excludes certain items that are reported within income from operations. These include amortization, 401(k) expenses, integration charges, restructuring charges, impairment charges and corporate overhead. The chief operating decision-maker, in assessing segment results, does not consider these items. In order to reconcile the segment numbers to the Company's income before income taxes, adjustments representing the items listed above totaling $16,161,000 and $9,755,000 for the three months ended September 23, 2000 and September 25, 1999, respectively, need to be made to the reported segment results.

  Net sales and profit from operations for each of the Company's business segments are set forth below (unaudited).


                                                                 Packaging and
               Direct          Direct                            Display
               Marketing-US    Sales-US          Apparel         Products       International   Total
               -----------  ------------         ----------      -------        -------------   ------

Three months ended
Sept. 23, 2000
  Net sales     $63,710,000       $23,484,000    $16,065,000       $18,546,000     $9,365,000     $131,170,000
  Profit from
   operations    15,621,000         2,524,000      1,315,000            896,000       435,000       20,791,000
  Less adjustments
   listed
   above                                                                                            16,161,000
  Income before
   income taxes                                                                                     $4,630,000






Three months ended
Sept. 25, 1999
  Net sales      $65,537,000      $21,045,000              -        $17,513,000   $9,329,000      $113,424,000
  Profit from
   operations     16,642,000        1,824,000              -          1,078,000      (10,000)       19,534,000
  Less adjustments
   listed
   above                                                                                             9,755,000
  Income before
   income taxes                                                                                     $9,779,000



<PAGE


8. New Accounting Pronouncements
-------------------------------


  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition." This SAB was intended to clarify certain elements of revenue recognition. It has been supplemented by a "frequently asked questions" document and will be required to be implemented by the Company no later than the fourth quarter of fiscal 2001. Management believes that this SAB will not materially impact its revenue recognition practices.

  In July 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". The consensus states that a seller of goods should classify fees attributable to shipping and handling in the income statement as revenues. The Company currently nets such fees against shipping and handling costs in the cost of sales line. The consensus will be applied to financial statement presentation no later than the fourth quarter of fiscal year 2001. Management will effect such a reclassification, and will restate previous periods, as appropriate. There will be no effect on reported net income. If such a reclass had been made in the first quarter, the net sales and cost of sales line items would have both increased by approximately $10.0 million.

9. Reclassifications
---------------------

  Certain reclassifications have been made to the comparative period so as to be in conformity with the current quarter presentation.

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
        and Results of Operations
---------------------------------

Overview
--------

  New England Business Service, Inc. (the "Company"), was founded in 1952, incorporated in Massachusetts in 1955 and reincorporated in Delaware in 1986. The Company designs, produces and distributes business forms, checks, envelopes, labels, greeting cards, signs, stationery and related printed products and distributes packaging, shipping and warehouse supplies, software, work apparel and other business products through direct mail, direct sales, telesales, dealers and the Internet to small businesses throughout the United States, Canada, the United Kingdom and France. The Company also markets and sells specialty apparel products through distributors and independent sales representatives to the promotional products/advertising specialty industry primarily in the United States.

The Company has identified five reportable segments. The first is "Direct Marketing-US" and represents those business operations that sell primarily printed products such as checks and business forms to small businesses through direct marketing in the United States. The second segment, "Direct Sales-US," also sells checks and business forms to small businesses; however, they sell primarily through distributors or by directly selling to the customer in the United States. The third segment, "Apparel", utilizes independent sales representatives to market its specialty clothing products and to solicit orders from customers in the promotional products/advertising specialty industry. "Packaging and Display Products", the fourth segment, resells packaging and shipping supplies and retail signage marketed through a combination of direct marketing and direct selling efforts. The fifth segment,"International" sells products such as checks and business forms to small businesses in Europe and Canada through direct marketing, distributors or by directly selling to the customer.

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

Results of Operations
---------------------

  Net sales increased $17.8 million or 16% to $131.2 million in the first quarter of fiscal year 2001 from $113.4 million in last year's first quarter. The sales increase was composed of approximately a $19.5 million increase associated with the Direct Sales US, Packaging and Display and Apparel segments. Included in the sales increase of $19.5 million are the sales from PremiumWear, Inc. which was acquired in July 2000, which contributed $16.0 million in net sales to the quarter's performance in the Apparel segment. The increases in the other two segments approximated $3.5 million. These increases were offset by a slight decline in sales of the Company's other segments, Direct Marketing US and International.
<PAGE

  For the first quarter of fiscal year 2001, cost of sales increased to 39.6% of sales from 35.2% in last year's comparable period. The increase was due primarily to the addition of PremiumWear, Inc., which incurs a higher cost of
sales as a percent of sales than in the Company's other businesses.   Absent
PremiumWear, Inc. cost of sales approximated 34.9% of sales, a slight decrease from first quarter 2000. Cost of sales as a percent of sales is anticipated to remain consistent with the first quarter's results for the remainder of the fiscal year.*

 Selling and advertising expense decreased to 35.7% of sales in the first quarter of fiscal year 2001 from 38.1% of sales in last year's comparable quarter. The decrease was due primarily to the addition of PremiumWear, Inc., which has lower selling and advertising expense as a percentage of sales than in the Company's other businesses. Selling and advertising expense as a percentage of sales is expected to increase slightly for the remainder of the fiscal year.*

  General and administrative expense remained relatively consistent at 16.2% and 16.3% of sales in the first quarter of fiscal year 2001 and 2000, respectively. In the first quarter of fiscal year 2001 general and administrative expenses included an asset impairment charge of $1,707,000, which is discussed below. General and administrative expense as a percent of sales is anticipated to be lower than the first quarter's results for the remainder of the fiscal year.*

  In the first quarter of fiscal year 2001, the Company recorded a restructuring charge of $3,387,000 based on a decision to more closely align its direct marketing and direct sales activities. The restructuring primarily relates to employee termination benefit costs of $2,114,000 and facility closure charges of $1,273,000 related primarily to lease termination. Additionally, the Company recognized an impairment charge of $1,707,000 for the write off of capitalized internal-use software related to an enterprise resource planning system the Company no longer plans to implement. After an income tax benefit of $1,987,000, these actions reduced first quarter 2001 earnings by $3,107,000.

  Interest expense increased to 2.4% of sales in the first quarter of fiscal year 2001 as compared to 1.7% of sales in last year's comparable quarter. The increase is the result of acquisition-related debt incurred during the first quarter and an increase in the effective interest rate due to higher market rates versus the same quarter last year.

  The provision for income taxes as a percentage of pre-tax income remained relatively constant at 39.0% and 38.9% in the first quarter of fiscal years 2001 and 2000, respectively.

  In the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Such adoption resulted in an initial credit of $391,000 (net of tax)to Accumulated Other Comprehensive Loss. However, the adoption of the Standard had an immaterial impact on net income for the period.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101''Revenue Recognition.'' This SAB was intended to clarify certain elements of revenue recognition. It has been supplemented by a "frequently asked questions" document and will be required to be implemented by the Company no later than the fourth quarter of fiscal 2001. Management believes that this SAB will not materially impact its revenue recognition practices.

  In July 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". The consensus states that a seller of goods should classify fees attributable to shipping and handling in the income statement as revenues. The Company currently nets such fees against shipping and handling costs in the cost of sales line. The consensus will be applied to financial statement presentation no later than the fourth quarter of fiscal year 2001. Management will effect such a reclassification, and will restate previous periods, as appropriate. There will be no effect on reported net income. If such a reclass had been made in the first quarter, the net sales and cost of sales line items would have both increased by approximately $10.0 million.







<PAGE



Liquidity and Capital Resources
-------------------------------

  Cash provided by operating activities for the three months ended September 23, 2000 was $ 9.2 million and represented an increase of $.2 million from the $9.0 million provided in the comparable period last year. While net income decreased period on period, the primary reason for the increase was the non-cash exit costs and impairments. The cash flow improvements, however, were somewhat tempered by increases in inventory and accounts receivable levels resulting from the operational nature of PremiumWear, Inc.

  Working capital at September 23, 2000 amounted to $76.3 million, including $3.7 million of cash and short-term investments. At June 24, 2000, working capital amounted to $56.0 million, including cash and short term investments of $3.5 million. The $20.3 million increase in working capital during the period is principally due the effect of the PremiumWear, Inc. acquisition in July 2000, and higher mail inventory due to the seasonal nature of the greeting card and workwear businesses.

  On July 10 2000, the Company acquired all the outstanding shares of PremiumWear, Inc. The purchase price for the shares was $13.50 per share in cash and totaled approximately $38,575,000 (net of cash acquired) plus debt assumed of $3,856,000. The Company is presently undertaking, but has not yet completed, an allocation of this purchase price, but anticipates that approximately $14,000,000 will be allocated to certain intangible assets. These intangible assets are anticipated to be amortized over approximately 20 years.


  Capital expenditures for the three months ended September 23, 2000 were $5.7 million versus the $5.4 million expended during last year's comparable period. Capital expenditures in the first quarter of fiscal year 2001 included facility infrastructure and office equipment improvements and manufacturing related equipment. In addition, the effect of the PremiumWear, Inc. capital expenditures are included in first quarter 2001 results. Capital expenditures in the first quarter of fiscal year 2000 included expenditures for information systems infrastructure and manufacturing related equipment. The Company anticipates that total capital outlays will approximate $25.5 million in fiscal year 2001.*

  During the three months ended September 23, 2000, $3.1 million was spent to repurchase 167,200 shares of the Company's common stock.

  In addition to its present cash and short-term investment balances, the Company has consistently generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. The Company has, over time, amended the terms of its committed, unsecured, revolving line of credit agreement in order to facilitate certain transactions. The total committed line currently stands at $200 million. At September 23, 2000, the Company had $177.5 million of outstanding debt under this credit facility. The credit agreement contains various restrictive covenants, which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt, and fixed charge ratios. The Company is currently in compliance with these covenants.

In order to effectively fix the interest rate on a portion of the debt outstanding under the revolving line of credit, the Company has entered into interest rate swap agreements with several of the banks party to the credit agreement. These swap agreements contain notional principal amounts and other terms determined with respect to the Company's forecast of future cash flows and borrowing requirements. At September 23, 2000, the notional principal amount outstanding of the interest rate swap agreements totaled $127.5 million.

  The Company anticipates that its current cash on hand, cash flow from operations and additional availability under the line of credit will be sufficient to meet the Company's liquidity requirements for its operations and capital expenditures during fiscal year 2001.* However, the Company may pursue additional acquisitions from time to time which would likely be funded through the use of available cash, the issuance of stock, the obtaining of additional credit, or any combination thereof.*


<PAGE

Certain Factors That May Affect Future Results
------------------------------------------------------------------

     References in this section to "we", "us" and "our" refer to New England Business Service, Inc.

  We may make forward-looking statements in this report and in other documents filed with the SEC, in press releases, and in discussions with analysts, investors and others. These statements include:

? descriptions of our operational and strategic plans, ? expectations about our future sales and profits, ? views of conditions and trends in our markets, and ? other statements that include words like ''expects'', ''estimates'', ''anticipates'', ''believes'' and ''intends'', and which describe opinions about future events.

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

  A majority of the sales in our newly-acquired apparel business come from selling knit and woven sport shirts under labels licensed from third parties to the promotional products/advertising specialty industry. We believe that the critical success factors to compete in this market include product quality, timely fulfillment of customer orders and brand awareness. Known material risks that may affect those success factors are also described below.

  Our printed product lines face increased competition from new sources, such as office supply superstores and Internet-based vendors. Increased competition may require us to reduce prices or offer other incentives in order to attract new customers and retain existing customers, which could reduce our profits.

  Low-price, high-volume office supply chain stores have entered our core business of selling standardized business forms, checks and related products to small businesses. Because of their size, these superstores have the buying power to offer these products at competitive prices. These superstores also offer the convenience of ''one-stop shopping'' for a broad array of office supplies that we do not offer. In addition, national superstore competitors have greater financial strength to reduce prices or increase promotional discounts in order to seek or retain market share.

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

  Historically, our relatively greater financial strength and size have enabled us to offer a broader array of products, particularly those having a complex construction, at lower prices than the small local and regional dealers, distributors and printers who constitute our primary competition. Improvements in the cost and quality of printing technology are enabling these smaller competitors to gain access to products of complex design and functionality at competitive costs. Increased competition from local and regional competitors could force us to reduce our prices in order to attract and retain customers, which could reduce our profits.

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

  Increases in the cost of paper and in postal rates adversely impact our costs, which we may be unable to offset by reducing costs in other areas or by raising prices.

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

  In order to obtain favorable pricing, we have selected a limited number of vendors to provide key services to our business. Examples of this are as follows:

? MCI WorldCom provides most of the toll-free telephone lines that we use in connection with our direct marketing business, ? we use United Parcel Service to deliver most of the products that we ship to customers,
? we use R.R. Donnelley and Sons for the printing and processing of most of the catalogs that we mail each year, ? we rely on the postal services of the countries in which we do business to deliver our catalogs and other advertising to customers.

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

  The acquisition of complementary businesses that address our target small business market has been important to our growth strategy. We intend to continue this acquisition activity in the future. The success of this activity depends on the following:

? our ability to identify suitable businesses and to negotiate agreements on acceptable terms,
? our ability to obtain financing through additional borrowings, by issuing additional shares of common stock, or through internally generated cash flow, and
? our ability to achieve anticipated savings and growth and avoid disruption to our existing businesses.

  In evaluating a potential acquisition, we conduct a business, financial and legal review of the target. This review is intended to support our assumptions with respect to the projected future performance of the target and to identify the benefits and risks associated with those assumptions. We cannot be certain that our review will identify all potential risks associated with the purchase, integration or operation of acquired businesses. Unanticipated risks may adversely affect the benefits that we expect to obtain from any given acquisition.

  We source our apparel products from offshore third party manufacturers. Difficulty in securing reliable sources for these products could adversely affect our ability to maintain inventory levels that are adequate to satisfy customer demand.

  We purchase a majority of our apparel products either from "full package" manufacturers in the Far East, Central and South America, or through 807 programs (assembly only) in Central America. In most cases these same manufacturers supply other apparel companies, many of which are significantly larger than our apparel business and are able, when necessary, to secure preferential treatment from the manufacturers. The availability of product from these manufacturers can also be adversely affected by social and economic conditions in their respective regions. Any significant disruption in our relationships with our current manufacturers could adversely affect our apparel business to the extent we cannot readily find alternative sources of supply at comparable levels of price and quality.
  Inaccurate forecasting of the demand for specific styles and sizes could reduce our sales and profits.
We believe that success in our apparel business depends in part on our ability to immediately ship ordered products, either directly or through our distributors. Given the relatively long lead time in procuring inventory, we must estimate demand for specific styles and sizes well in advance of receiving firm orders from customers in order to ensure the timely availability of these products. Inaccurate forecasting of demand for specific styles and sizes can result in either lost sales due to product unavailability, or reduced margins from overstocked items.
  Failure of our licensors to adequately promote our licensed brands and protect those brands from infringement could reduce our sales and profits.
  We believe that brand awareness is an important factor to the end-user of our apparel products, and in that regard we market and sell a majority of our apparel products under nationally-recognized brands licensed from third parties. In each case the licensor is primarily responsible for promoting its brand and protecting its brand from infringement. The failure of one or more of our licensors to adequately promote or defend their brands could diminish the perceived value of those brands to our customers, which could lead to reduced sales and profits.


Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------
    The Company is exposed to a number of market risks, primarily the effects of changes in foreign currency exchange rates and interest rates. Investments in and loans and advances to foreign subsidiaries and branches, and their resultant operations, denominated in foreign currencies, create exposures to changes in exchange rates. The Company's utilization of its revolving line of credit creates an exposure to changes in interest rates. The effect of changes in exchange rates and interest rates on the Company's earnings generally has been small relative to other factors that also affect earnings, such as business unit sales and operating margins. For more information on these market risks and financial exposures, see the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended
June 24, 2000. The Company does not hold or issue financial instruments for trading, profit or speculative purposes.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
    Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
    Not applicable.


Item 5.  OTHER INFORMATION
--------------------------
    Not applicable.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
    a. Exhibits

       Exhibit No.  Description
       ----------   -----------
         15         Awareness Letter of Independent Accountants
27 Financial Data Schedule
99         Independent Accountants' Review Report


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

November 3, 2000                            /s/Daniel M. Junius
-----------------                           --------------------
Date                                        Daniel M. Junius
                                            Senior Vice President-Chief
                                            Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)