Form 10-Q
period 2000-12-23
NEW ENGLAND BUSINESS SERVICE INC
filed 2001-02-05
CIK 205700

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the period ended December 23, 2000.

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

The number of common shares of the Registrant outstanding on February 5, 2001 was 12,893,492.

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements
----------------------------

                       NEW ENGLAND BUSINESS SERVICE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                                 (unaudited)
                                                   Dec. 23,       June 24,
                                                     2000            2000
                                                   --------       --------
ASSETS
Current Assets
  Cash and cash equivalents                        $  8,528       $  3,469
  Accounts receivable - net                          68,248         55,483
  Inventories                                        43,201         24,578
  Direct mail advertising and prepaid expenses       14,047         16,445
  Deferred income tax benefit                         9,304          8,241
                                                   --------       --------
     Total current assets                           143,328        108,216
Property and Equipment - net                         70,940         64,406
Deferred Income Tax Benefit                          15,712          8,796
Goodwill - net                                       73,971         60,567
Customer Lists - net                                 20,245         23,974
Tradenames - net                                     30,384         30,792
Long-Term Investments                                13,369         13,369
Other Assets - net                                   13,324         13,551
                                                   --------       --------
TOTAL ASSETS                                       $381,273       $323,671
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS'EQUITY
Current Liabilities
  Accounts payable                                 $ 25,176       $ 18,951
  Accrued expenses                                   41,543         32,484
  Current portion of long term debt                   1,186            819
                                                   --------       --------
     Total current liabilities                       67,905         52,254
Long Term Debt                                      178,802        135,110
Deferred Income Taxes                                10,566         10,578

STOCKHOLDERS'EQUITY
  Common stock                                       15,479         15,399
  Additional paid-in capital                         51,580         50,337
  Unamortized value of restricted stock awards         (244)          (115)
  Accumulated other comprehensive loss               (5,379)        (3,399)
  Retained earnings                                 111,583        105,278
                                                   --------       --------
     Total                                          173,019        167,500
Less Treasury stock, at cost                        (49,019)       (41,771)
                                                   --------       --------
Stockholders' Equity                                124,000        125,729
                                                   --------       --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $381,273       $323,671
                                                   ========       ========

See Notes to Unaudited Condensed Consolidated Financial Statements

                             NEW ENGLAND BUSINESS SERVICE, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (In thousands, except per share data)
                                      (unaudited)
                                                Three Months Ended         Six Months Ended
                                            Dec. 23,   Dec. 25,       Dec. 23,  Dec. 25,
                                                 2000       1999           2000      1999
                                               ---------  ---------      --------  ---------
NET SALES                                      $154,922   $137,452       $286,092   $250,876
  Cost of sales                                  59,829     49,720        111,804     89,669
                                               --------   --------       --------   --------
GROSS PROFIT                                     95,093     87,732        174,288    161,207

OPERATING EXPENSES:
  Selling and advertising                        54,680     51,409        101,527     94,611
  General and administrative                     22,641     20,100         43,885     38,625
  Exit costs                                          0          0          3,387          0
                                               --------   --------       --------   --------
     Total operating expenses                    77,321     71,509        148,799    133,236
INCOME FROM OPERATIONS                           17,772     16,223         25,489     27,971
OTHER INCOME/(EXPENSE):
  Interest income                                    46         24             99         39
  Interest expense                               (3,389)    (2,041)        (6,529)    (4,025)
                                               --------   --------       --------    -------
INCOME BEFORE INCOME TAXES                       14,429     14,206         19,059     23,985
PROVISION FOR INCOME TAXES                        5,627      5,511          7,433      9,313
                                               --------   --------       --------    -------
NET INCOME                                     $  8,802   $  8,695       $ 11,626   $ 14,672
                                                ========  ========       ========   ========
PER SHARE AMOUNTS:
Basic Earnings Per Share                       $    .67   $    .63       $    .87   $   1.06
                                               ========   ========       ========   ========
Diluted Earnings Per Share                     $    .66   $    .62       $    .87   $   1.04
                                               ========   ========       ========   ========
Dividends                                      $    .20   $    .20       $    .40   $    .40
                                               ========   ========       ========   ========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING        13,234     13,799         13,314     13,891
  Plus incremental shares from assumed
  conversion of stock options                        92        202             89        236
                                               --------   --------       --------   --------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING      13,326     14,001         13,403     14,127
                                               ========   ========       =========  ========

See Notes to Unaudited Condensed Consolidated Financial Statements

                     NEW ENGLAND BUSINESS SERVICE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (unaudited)
                                                       Six Months Ended
                                                      Dec. 23,     Dec. 25,
                                                       2000         1999
                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                           $ 11,626      $ 14,672
Adjustments to reconcile net income to cash:
  Depreciation                                          8,658         7,247
  Amortization                                          6,240         5,808
  Loss/(gain) on disposal of asset                         93           (87)
  Asset impairment loss                                 1,707             0
  Deferred income taxes                                     0            45
  Exit costs                                            2,786          (631)
  Provision for losses on accounts receivable           2,382         2,104
  Employee benefit charges                                138            94
Changes in assets and liabilities:
  Accounts receivable                                  (4,192)       (8,314)
  Inventories and prepaid expenses                     (2,973)         (783)
  Accounts payable                                      1,528         8,592
  Income taxes payable                                  1,257         2,223
  Accrued expenses                                       (435)            0
                                                    ---------     ---------
    Net cash provided by operating activities          28,815        30,970
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                   (12,704)      (11,340)
Proceeds from sale of building  and equipment               3         1,122
Acquisition of business-net of cash acquired          (38,581)            0
                                                    ---------     ---------
    Net cash used in investing activities             (51,282)      (10,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                     (55,374)      (67,000)
Proceeds from credit line                              94,500        69,000
Proceeds from issuance of common stock                    666           455
Acquisition of treasury stock                          (6,915)      (12,326)
Dividends paid                                         (5,321)       (5,571)
                                                    ---------     ---------
    Net cash  provided by (used in)financing           27,556       (15,442)
      activities
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (30)           18
                                                    ---------     ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS               5,059         5,328

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          3,469         3,684
                                                    ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  8,528      $  9,012
                                                    =========     =========

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation/Accounting Policies
--------------------------------------------
  The condensed consolidated financial statements contained in this report are unaudited (except for June 24, 2000 amounts) but reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods reflected. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, and the Independent Auditors' Report in the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 2000. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 2000. The Company has consistently followed those policies in preparing this report. The results from operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year.

2.  Acquisitions
----------------
  In fiscal 1998 the Company acquired McBee Systems, Inc. As part of the purchase accounting for the acquisition, and included in the allocation of the acquisition cost, a liability was recorded to cover the anticipated costs related to a plan to close redundant McBee manufacturing and warehouse facilities and to reduce the number of manufacturing personnel. Approximately $1,642,000 was accrued. The remaining liability as of December 23, 2000 was $59,000 and was related to employee termination benefits. For the three months ended December 23, 2000, $56,000 had been spent to reduce this liability and for the six months ended December 23, 2000, $88,000 had been spent.

  Should the integration liabilities for McBee be settled at amounts less than their original estimates, the excess will reduce the amount of recorded goodwill. Should such settlements be in excess of original estimates, the Company will record a charge to current period operations.

  On July 10, 2000, the Company acquired all the outstanding shares of PremiumWear, Inc. The purchase price was $13.50 per share in cash and totaled approximately $38,030,000 (net of cash acquired) for the shares plus debt assumed of $3,856,000. The Company also incurred fees of approximately $551,000 in connection with the acquisition. The Company is presently undertaking, but has not yet completed, an allocation of this purchase price, but anticipates that approximately $15,000,000 will be allocated to certain intangible assets. These intangible assets are anticipated to be amortized over approximately 15-20 years.

3. Restructuring and Impairment of Assets
----------------------------------------

  In the first quarter of fiscal year 2001, the Company recorded a restructuring charge of $3,387,000 to provide for costs primarily associated with the Company's decision to more closely align its direct marketing and direct sales activities. As part of the restructuring program, the McBee US headquarters has been relocated from Parsippany, New Jersey to the existing RapidForms facility in Thorofare, New Jersey. In addition, the McBee manufacturing plant in Damascus, Virginia will be closed and a portion of leased warehousing space currently occupied by Chiswick in Sudbury, Massachusetts will be vacated. In Canada, the McBee sales and marketing organizations have been combined with NEBS Direct Marketing and operate under the NEBS name. Approximately 140 employees will be affected by the restructuring either through elimination of their positions or relocation. Pursuant to this plan, the following charges and payments have been recorded (unaudited):





Three Months Ended
Dec. 23, 2000
                              Balance      Charge          Payments or         Balance
Type of                       Sept. 23,    (credit) for    reductions for       Dec. 23,
Liability                      2000        the period      the period           2000
---------                    ---------     -----------     ------------       ------------
Employee termination
  benefit costs             $2,037,000           $ 0        $(358,000)        $1,679,000

Facility closure
  costs                     $1,271,000           $ 0        $ (78,000)        $1,193,000







Six Months Ended
Dec. 23, 2000
                              Balance      Charge          Payments or         Balance
Type of                       June 24,    (credit) for     reductions for       Dec. 23,
Liability                      2000        the period      the period           2000
---------                    ---------     -----------     ------------       ------------
Employee termination
  benefit costs                $0         $2,114,000        $(435,000)        $1,679,000

Facility closure
  costs                        $0         $1,273,000        $ (80,000)        $1,193,000

  Additionally, during the first quarter, the Company recognized an impairment charge of $1,707,000 for the write-off of capitalized internal-use software related to an enterprise resource planning system the
Company no longer plans to implement. This charge is included in general and administrative expenses.

  After an income tax benefit of $1,987,000, these actions reduced earnings for the three months ended
September 23, 2000 and six months ended December 23, 2000 by $3,107,000.

<PAGE

4. Inventories
--------------
  Inventories are generally carried at the lower of first-in, first-out cost or market. Inventories at December 23, 2000 and June 24, 2000 consisted of:

                                               (unaudited)
                                                  Dec. 23,       June 24,
                                                   2000           2000
                                               -----------    -----------
  Raw Material                                 $ 2,102,000    $ 1,804,000
  Work in Process                                2,823,000              -
  Finished Goods                                38,276,000     22,774,000
                                                ----------    -----------
  Total                                        $43,201,000    $24,578,000
                                               ===========    ===========

5. Adoption of Statement of Financial Accounting Standard No. 133
   Derivatives and Hedging Activities
   -----------------------------------

  In the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Such adoption resulted in an initial credit of $391,000 (net of tax) to Accumulated Other Comprehensive Loss.

  The Company is exposed to interest rate risk relating to its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of interest rate fluctuations, the Company uses interest rate swaps which qualify and are designated as cash flow hedges.

  On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified cash flow exposure. The Company does not enter into derivative transactions that do not qualify as hedges.

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

  As discussed above, the Company designates certain derivatives as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income
<PAGE

(OCI)(see note 6). There can be, however, a portion of the hedge that is deemed "ineffective" and which can result in a charge to the Company's income statement. For the quarter ending December 23, 2000 and for the six months ended December 23, 2000, the Company's ineffective portion of the hedge was immaterial to interest expense.


6. Comprehensive Income
--------------------------

  Other Comprehensive Income consists of foreign currency translation adjustments, unrealized gains and losses on investments and changes in the fair market value of cash flow hedges. Comprehensive income for the six months ending December 23, 2000 also includes the impact of the Company's adoption of SFAS No. 133 discussed in note 5. The Company's comprehensive income is set forth below (unaudited):

                                              Three Months Ended        Six Months Ended
                                            Dec. 23,    Dec. 25,       Dec. 23,     Dec. 25,
                                              2000         1999          2000         1999
                                            -----------    ----------  --------     --------

Net Income                                 $ 8,802,000    $ 8,695,000   $11,626,000   $14,672,000

Change in unrealized gains and losses
   on investments                               14,000              -        14,000            -

Change in foreign currency
   translation adjustments, net               (122,000)       (88,000)     (331,000)      141,000

Unrealized losses on interest
   rate swaps, net of tax                   (1,367,000)         -        (2,054,000)            -
                                            -----------   -----------    -----------   ----------
Other comprehensive income                   7,327,000      8,607,000     9,255,000    14,813,000
   before cumulative effect adjustment

Cumulative effect adjustment recorded
   upon the adoption of SFAS 133                     -          -           391,000             -
                                            -----------   -----------    -----------   ----------
Comprehensive Income                       $ 7,327,000    $ 8,607,000   $ 9,646,000   $14,813,000
                                            ===========   ===========    ===========  ===========


<PAGE

7. Financial Information by Business Segment
--------------------------------------------
   In the first quarter of 2001, the Company changed its internal reporting for segments. This change was precipitated by the acquisition of PremiumWear, Inc. and the realignment of the Company's international subsidiaries. The Company has now identified five reportable segments. Prior year figures have been restated so as to match the current year presentation. The first is "Direct Marketing-US" and represents those business operations that sell primarily printed products such as checks and business forms to small businesses through direct marketing in the United States. The second segment, "Direct Sales-US," also sells primarily checks and business forms to small businesses; however, they sell primarily through distributors or by directly selling to the customer in the United States. The third segment, "Apparel", utilizes independent sales representatives to market its specialty clothing products and to solicit orders from customers in the promotional products/advertising specialty industry. "Packaging and Display Products", the fourth segment, primarily resells packaging and shipping supplies and retail signage marketed through a combination of direct marketing and direct selling efforts. The fifth segment, "International" sells primarily printed products such as checks and business forms to small businesses in Europe and Canada through direct marketing, distributors or by directly selling to the customer.


  The Company evaluates segment performance and allocates resources based on a profit from operations measure. This measure is akin to income from operations as reported on the statements of consolidated income in that it excludes interest and other income and expense. This measure, however, also excludes certain items that are reported within income from operations. These include management incentive compensation, amortization, 401(k) expenses, integration charges, restructuring charges, impairment charges and corporate expenses. The chief operating decision-maker, in assessing segment results, does not consider these items. In order to reconcile the segment numbers to the Company's income before income taxes, adjustments representing the items listed above totaling $13,205,000 and $10,502,000 for the three months ended December 23, 2000 and December 25, 1999 and $29,366,000 and $20,257,000 for
the six months ended December 23, 2000 and December 25, 1999, respectively, need to be made to the reported segment results.

  Net sales and profit from operations for each of the Company's business segments are set forth below (unaudited).


                                                                 Packaging and
               Direct          Direct                            Display
               Marketing-US    Sales-US          Apparel         Products       International   Total
               -----------  ------------         ----------      -------        -------------   ------

Three months ended
Dec. 23, 2000
  Net sales     $84,418,000       $24,359,000    $13,291,000       $22,210,000    $10,644,000 $154,922,000
  Profit from
   operations    22,050,000         2,419,000        807,000         1,528,000        830,000   27,634,000
  Less adjustments
   listed
   above                                                                                        13,205,000
  Income before
   income taxes                                                                                $14,429,000




Three months ended
Dec. 25, 1999
  Net sales      $81,432,000      $23,750,000              -        $21,177,000  $11,093,000  $137,452,000
  Profit from
   operations     20,338,000        2,178,000              -          1,443,000      749,000    24,708,000
  Less adjustments
   listed
   above                                                                                        10,502,000
  Income before
   income taxes                                                                                $14,206,000



Six months ended
Dec. 23, 2000
  Net sales     $148,128,000     $47,843,000    $29,356,000        $40,756,000  $20,009,000   $286,092,000
  Profit from
   operations     37,671,000       4,943,000      2,122,000          2,424,000    1,265,000     48,425,000
  Less adjustments
   listed
   above                                                                                        29,366,000
  Income before
   income taxes                                                                                $19,059,000



Six months ended
Dec. 25, 1999
  Net sales     $146,969,000     $44,795,000              -        $38,690,000  $20,422,000   $250,876,000
  Profit from
   operations     36,980,000       4,002,000              -          2,521,000      739,000     44,242,000
  Less adjustments
   listed
   above                                                                                        20,257,000
  Income before
   income taxes                                                                                $23,985,000




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

  In July 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". The consensus states that a seller of goods should classify fees attributable to shipping and handling in the income statement as revenues. The Company currently nets such fees against shipping and handling costs in the cost of sales line. The consensus will be applied to financial statement presentation no later than the fourth quarter of fiscal year 2001. Management will effect such a reclassification, and will restate previous periods, as appropriate. There will be no effect on reported net income. If such a reclass had been made in the second quarter and for the six months ended December 23, 2000, the net sales and cost of sales line items would have increased by approximately $12.0 million and $22.0 million, respectively.

9. Reclassifications
---------------------

  Certain reclassifications have been made to the comparative period so as to be in conformity with the current quarter presentation.

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
        and Results of Operations
---------------------------------

Overview
--------

  New England Business Service, Inc. (the "Company"), was founded in 1952, incorporated in Massachusetts in 1955 and reincorporated in Delaware in 1986. The Company designs, produces and distributes business forms, checks, envelopes, labels, greeting cards, signs, stationery and related printed products and distributes packaging, shipping and warehouse supplies, software, work apparel and other business products through direct mail, direct sales, telesales, dealers and the Internet to small businesses throughout the United States, Canada, the United Kingdom and France. The Company also markets and sells specialty apparel products through distributors and independent sales representatives to the promotional products/advertising specialty industry, primarily in the United States.

The Company has identified five reportable segments. The first is "Direct Marketing-US" and represents those business operations that sell primarily printed products such as checks and business forms to small businesses through direct marketing in the United States. The second segment, "Direct Sales-US," also sells primarily checks and business forms to small businesses; however, they sell principally through distributors or by directly selling to the customer in the United States. The third segment, "Apparel", utilizes independent sales representatives to market its specialty clothing products and to solicit orders from customers in the promotional products/advertising specialty industry. "Packaging and Display Products", the fourth segment, primarily resells packaging and shipping supplies and retail signage marketed through a combination of direct marketing and direct selling efforts. The fifth segment, "International" sells primarily printed products such as checks and business forms to small businesses in Europe and Canada through direct marketing, distributors or by directly selling to the customer.


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

Results of Operations
---------------------

  Net sales increased $17.4 million or 12.7% to $154.9 million in the second quarter of fiscal year 2001 from $137.5 million in last year's second quarter. The sales increase totaled approximately $17.9 million, of which $13.3 million was attributable to the PremiumWear, Inc. operation, which was purchased in July 2000 and hence not part of the comparable figures in fiscal 2000. There were also small increases associated with Direct Marketing-US, Direct Sales-US and the Packaging and Display. The sales increase was offset by a slight decline in the sales of the Company's International segment.

Net sales increased $35.2 million or 14.0% to $286.1 million for the first six months of fiscal year 2001 from $250.9 million in last year's six months. The sales increase was due to similar reasons as outlined above regarding the second quarter results.

  For the second quarter of fiscal year 2001, cost of sales increased to 38.6% of sales from 36.2% in last year's comparable period. For the first six months of fiscal year 2001, cost of sales increased to 39.1% of sales from 35.7% in last year's comparable period. The increases were due primarily to the addition of PremiumWear, Inc., which incurs higher costs as a percent of sales than in the Company's other businesses. Excluding PremiumWear, Inc., cost of sales approximated 35.3% and 35.2% of sales for the second quarter and the first six months of fiscal year 2001, respectively, a slight decrease from the comparable periods last year. Cost of sales as a percent of sales is anticipated to increase slightly for the remainder of 2001.*

  Selling and advertising expense decreased to 35.3% of sales in the second quarter of fiscal year 2001 from 37.4% of sales in last year's comparable quarter. For the first six months of fiscal year 2001, selling and advertising expense decreased to 35.5% of sales from 37.7% of sales in last year's comparable period. The decrease was due primarily to the addition of PremiumWear, Inc., which has a lower selling and advertising expense as a percentage of sales than in the Company's other businesses. Management anticipates that such costs as a percent of net sales will remain consistent with the first six months for the remainder of fiscal 2001.*

  General and administrative expense remained relatively consistent at 14.6% and 15.3% of sales in the second quarters and first six months of fiscal year 2001 and 2000, respectively. Management anticipates that these costs as a percent of net sales will remain consistent with the second quarter throughout the remainder of fiscal 2001.*

  In the first six months of fiscal year 2001, the Company recorded a restructuring charge of $3,387,000 based on a decision to more closely align its direct marketing and direct sales activities. The restructuring consists of employee termination benefit costs of $2,114,000 and facility closure charges of $1,273,000 related primarily to lease terminations. It is expected that employee termination benefit payments will be complete by the second quarter of fiscal year 2002.* Additionally, the Company recognized an impairment charge of $1,707,000, included in general and administrative expenses, for the write off of capitalized internal-use software related to an enterprise resource planning system the Company no longer plans to implement. After an income tax benefit of $1,987,000, these actions reduced earnings for the three months ended September 23, 2000 and six months ended December 23, 2000 by $3,107,000.


  Interest expense increased to 2.2% of sales in the second quarter of fiscal year 2001 and to 2.3% for the first six months of the year from 1.5% and 1.6% of sales in the prior year's comparable periods. The increase is the result of an increase in the principal amount of debt used for financing activities, primarily from the PremiumWear, Inc. acquisition in July 2000, and higher interest rates in the current year.

  The provision for income taxes as a percentage of pre-tax income increased to 39.0% in the second quarter of fiscal year 2001 from 38.8% in the comparable quarter in fiscal year 2000 due to an increase in the Company's overall effective state tax rate and from the effect of non-deductible permanent differences arising from the PremiumWear, Inc. acquisition in July 2000.

  In the first six months of fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Such adoption resulted in an initial credit of $391,000 (net of tax)to Accumulated Other Comprehensive Loss. However, the adoption of the Standard had an immaterial impact on net income for the period.

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

  In July 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". The consensus states that a seller of goods should classify fees attributable to shipping and handling in the income statement as revenues. The Company currently nets such fees against shipping and handling costs in the cost of sales line. The consensus will be applied to financial statement presentation no later than the fourth quarter of fiscal year 2001. Management will effect such a reclassification, and will restate previous periods, as appropriate. There will be no effect on reported net income. If such a reclass had been made in the second quarter and for the six months ended December 23, 2000, the net sales and cost of sales line items would have increased by approximately $12.0 million and $22.0 million, respectively.







<PAGE



Liquidity and Capital Resources
-------------------------------

 Cash provided by operating activities for the six months ended December 23, 2000 was $ 28.8 million and represented a decrease of $2.2 million from the $31.0 million provided in the comparable period last year. The primary reason is net income decreased period on period, however, there was an increase in non-cash exit costs and amortization and decrease in working capital to the comparable period last year. The increase in amortization was the result of the acquisition of PremiumWear, Inc. in July 2000 and the increase in exit charges was the result of the restructuring (see note 3 to the consolidated financial statements) in the first six months of fiscal year 2001. This increase was offset by increases in inventory and accounts receivable levels resulting from the operational nature of the Direct Marketing-US and Apparel segments.

  Working capital at December 23, 2000 amounted to $75.4 million, including $8.5 million of cash and short term investments. At June 24, 2000, working capital amounted to $55.9 million, including cash and short term investments of $3.5 million. The $19.5 million increase in working capital during the period is principally due to the effect of the PremiumWear, Inc. acquisition in July 2000, and an increase in accounts receivable and inventory due to the effect of the seasonal nature of the greeting card and apparel businesses.


  On July 10, 2000, the Company acquired all the outstanding shares of PremiumWear, Inc. The purchase price was $13.50 per share in cash and totaled approximately $38,030,000 (net of cash acquired) for the shares plus debt assumed of $3,856,000. The Company also incurred fees of approximately $551,000 in connection with the acquisition. The Company is presently undertaking, but has not yet completed, an allocation of this purchase price, but anticipates that approximately $15,000,000 will be allocated to certain intangible assets. These intangible assets are anticipated to be amortized over approximately 15-20 years.


  Capital expenditures for the six months ended December 23, 2000 were $12.7 million versus $11.3 million expended during last year's comparable period. Capital expenditures in the first six months of fiscal year 2001 included expenditures for facility infrastructure and office equipment improvements and manufacturing-related equipment. In addition, the effect of the PremiumWear, Inc. capital expenditures are included in the first six months of 2001. Capital expenditures for the first six months of fiscal year 2000 included expenditures for information systems infrastructure and manufacturing-related equipment. In addition, the Company constructed a warehouse distribution facility in Lithia Springs, Georgia. The Company anticipates that total capital outlays will approximate $25 million in fiscal year 2001.*

  During the six months ended December 23, 2000, $6.9 million was spent to repurchase 213,700 shares of the Company's common stock.

  In addition to its present cash and short-term investment balances, the Company has consistently generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. The Company has, over time, amended the terms of its committed, unsecured, revolving line of credit agreement in order to facilitate certain transactions. The total committed line currently stands at $200 million. At December 23, 2000, the Company had $176.0 million of outstanding debt under this credit facility. The credit agreement contains various restrictive covenants, which, among other things, require the Company to maintain certain minimum levels of consolidated net worth, and specific consolidated debt and fixed charge ratios. The Company is currently in compliance with these covenants.

  In order to effectively fix the interest rate on a portion of the debt outstanding under the revolving line of credit, the Company has entered into interest rate swap agreements with several of the banks party to the credit agreement. These swap agreements contain notional principal amounts and other terms determined with respect to the Company's forecast of future cash flows and borrowing requirements. At December 23, 2000, the notional principal amount outstanding of the interest rate swap agreements totaled $152.5 million.

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

  The acquisition of complementary businesses that address our target small business market has been important to our growth strategy. We intend to continue this acquisition activity in the future. The success of this activity depends on the following:

- our ability to identify suitable businesses and to negotiate agreements on acceptable terms,

- our ability to obtain financing through additional borrowings, by issuing additional shares of common stock, or through internally generated cash flow, and

- our ability to achieve anticipated savings and growth and avoid disruption to our existing businesses.

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

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------
    Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
    Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
a. The Annual Meeting of Stockholders was held on October 20, 2000.

b. See Item 4c below.


c. The stockholders fixed the number of
   Directors to be elected at nine and elected the following Directors:

                                    For      Authority Withheld
                                    ---      ------------------
      Robert J. Murray           12,533,452         34,524
      William T. End             12,529,666         38,310
      Neil S. Fox                12,532,484         35,492
      Robert L. Gable            12,532,562         35,414
      Benjamin H. Lacy           12,532,162         35,814
      Thomas J. May              12,531,162         36,814
      Herbert W. Moller          12,532,562         35,414
      Brian E. Stern             12,532,562         35,414
      M. Anne Szostak            12,532,328         35,648

      The stockholders voted to ratify the selection of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending June 30, 2001.

       For          Against      Abstain
       ---         --------     --------
      12,529,466     9,697       28,813


Item 5.  OTHER INFORMATION
--------------------------
     Not applicable


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
    a. Exhibits

       Exhibit No.  Description
       ----------   -----------
         15         Awareness Letter of Independent Accountants
         99         Independent Accountants' Review Report


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

February 5, 2001                            /s/Daniel M. Junius
-----------------                           --------------------
Date                                        Daniel M. Junius
                                            Senior Vice President-Chief
                                            Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)