Form 10-Q
period 2001-03-24
NEW ENGLAND BUSINESS SERVICE INC
filed 2001-05-04
CIK 205700

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the period ended March 24, 2001.

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

The number of common shares of the Registrant outstanding on May 3, 2001 was 12,496,447.

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements
----------------------------

                       NEW ENGLAND BUSINESS SERVICE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                                 (unaudited)
                                                   Mar. 24,       June 24,
                                                     2001            2000
                                                   --------       --------
ASSETS
Current Assets
  Cash and cash equivalents                        $  7,425       $  3,469
  Accounts receivable - net                          60,689         55,483
  Inventories                                        45,137         24,578
  Direct mail advertising and prepaid expenses       14,128         16,445
  Deferred income tax benefit                        10,005          8,241
                                                   --------       --------
     Total current assets                           137,384        108,216
Property and Equipment - net                         74,223         64,406
Deferred Income Tax Benefit                          15,700          8,796
Goodwill - net                                       73,172         60,567
Customer Lists - net                                 18,447         23,974
Tradenames - net                                     30,277         30,792
Long-Term Investments                                13,369         13,369
Other Assets - net                                   12,729         13,551
                                                   --------       --------
TOTAL ASSETS                                       $375,301       $323,671
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                 $ 19,638       $ 18,951
  Accrued expenses                                   40,203         32,484
  Current portion of long term debt                   1,286            819
                                                   --------       --------
     Total current liabilities                       61,127         52,254
Long Term Debt                                      190,912        135,110
Deferred Income Taxes                                10,542         10,578

STOCKHOLDERS' EQUITY
  Common stock                                       15,508         15,399
  Additional paid-in capital                         52,024         50,337
  Unamortized value of restricted stock awards         (209)          (115)
  Accumulated other comprehensive loss               (7,413)        (3,399)
  Retained earnings                                 112,555        105,278
                                                   --------       --------
     Total                                          172,465        167,500
Less Treasury stock, at cost                        (59,745)       (41,771)
                                                   --------       --------
Stockholders' Equity                                112,720        125,729
                                                   --------       --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $375,301       $323,671
                                                   ========       ========

See Notes to Unaudited Condensed Consolidated Financial Statements

                             NEW ENGLAND BUSINESS SERVICE, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (In thousands, except per share data)
                                      (unaudited)
                                                Three Months Ended        Nine Months Ended
                                            Mar. 24,   Mar. 25,       Mar. 24,  Mar. 25,
                                                 2001       2000           2001      2000
                                               --------   --------       --------  ---------
NET SALES                                      $123,179   $117,367       $409,271   $368,243
COST OF SALES                                    48,707     42,555        160,511    132,224
                                               --------   --------       --------   --------
GROSS PROFIT                                     74,472     74,812        248,760    236,019
OPERATING EXPENSES:
  Selling and advertising                        47,211     44,403        148,738    139,014
  General and administrative                     18,310     17,543         62,198     56,168
  Exit costs                                         42          0          3,429          0
                                               --------   --------       --------   --------
     Total operating expenses                    65,563     61,946        214,365    195,182
INCOME FROM OPERATIONS                            8,909     12,866         34,395     40,837
OTHER INCOME/(EXPENSE):
  Interest income                                   274         56            376         95
  Interest expense                               (3,368)    (2,097)        (9,897)    (6,122)
                                               --------   --------       --------    -------
INCOME BEFORE INCOME TAXES                        5,815     10,825         24,874     34,810
PROVISION FOR INCOME TAXES                        2,268      3,344          9,701     12,657
                                               --------   --------       --------    -------
NET INCOME                                     $  3,547   $  7,481       $ 15,173   $ 22,153
                                               ========   ========       ========   ========
PER SHARE AMOUNTS:
Basic Earnings Per Share                       $    .27   $    .55       $   1.15   $   1.61
                                               ========   ========       ========   ========
Diluted Earnings Per Share                     $    .27   $    .55       $   1.14   $   1.59
                                               ========   ========       ========   ========
Dividends                                      $    .20   $    .20       $    .60   $    .60
                                               ========   ========       ========   ========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING        12,928     13,544         13,174     13,783
  Plus incremental shares from assumed
  conversion of stock options                       203         82            126        190
                                               --------   --------       --------   --------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING      13,131     13,626         13,300     13,973
                                               ========   ========       ========   ========

See Notes to Unaudited Condensed Consolidated Financial Statements

                     NEW ENGLAND BUSINESS SERVICE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (unaudited)
                                                       Nine Months Ended
                                                     Mar. 24,      Mar. 25,
                                                      2001          2000
                                                     --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                           $ 15,173      $ 22,153
Adjustments to reconcile net income to cash:
  Depreciation                                         12,841        10,795
  Amortization                                          9,295         8,670
  Loss/(gain) on disposal of asset                        169          (103)
  Asset impairment loss                                 1,707             0
  Deferred income taxes                                     0            59
  Exit costs                                            2,153          (878)
  Provision for losses on accounts receivable           3,543         3,143
  Employee benefit charges                                175           106
Changes in assets and liabilities:
  Accounts receivable                                   2,031        (4,751)
  Inventories and prepaid expenses                     (5,149)       (1,590)
  Accounts payable                                     (4,159)          470
  Income taxes payable                                   (824)        1,174
  Accrued expenses                                       (713)        1,475
                                                     --------      --------
    Net cash provided by operating activities          36,242        40,723
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                   (20,464)      (16,045)
Proceeds from sale of facility and equipment               33         1,153
Purchases of long-term investments                          -       (13,369)
Acquisition of business-net of cash acquired          (38,613)            -
                                                     --------      --------
    Net cash used in investing activities             (59,044)      (28,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                     (73,091)      (75,250)
Proceeds from credit line                             124,400        88,750
Proceeds from issuance of common stock                  1,104           455
Acquisition of treasury stock                         (17,640)      (14,065)
Dividends paid                                         (7,897)       (8,280)
                                                     --------      --------
    Net cash  provided by (used in)financing           26,876        (8,390)
      activities
EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (118)           10
                                                     --------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS               3,956         4,082

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          3,469         3,684
                                                     --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  7,425      $  7,766
                                                     ========      ========

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

2. Acquisitions
----------------
  In fiscal 1998 the Company acquired McBee Systems, Inc. As part of the purchase accounting for the acquisition, and included in the allocation of the acquisition cost, a liability was recorded to cover the anticipated costs related to a plan to close redundant McBee manufacturing and warehouse facilities and to reduce the number of manufacturing personnel. Approximately $1,642,000 was accrued. The remaining liability as of March 24, 2001 was $58,000 and was related to employee termination benefits. For the nine months ended March 24, 2001, $89,000 has been spent. There have been no changes in estimate over this period.

  Should the integration liabilities for McBee be settled at amounts less than their original estimates, the excess will reduce the amount of recorded goodwill. Should such settlements be in excess of original estimates, the Company will record a charge to current period operations.

  On July 10, 2000, the Company acquired all the outstanding shares of PremiumWear, Inc. The purchase price was $13.50 per share in cash and totaled approximately $38,030,000 (net of cash acquired) for the shares plus debt assumed of $3,856,000. The Company also incurred fees of approximately $583,000 in connection with the acquisition. Integration liabilities established in this transaction were not material to the financial statements. The Company is presently undertaking, but has not yet completed, an allocation of this purchase price, but anticipates that approximately $15,000,000 will be allocated to certain intangible assets. These intangible assets are anticipated to be amortized over approximately 15-20 years.

3. Restructuring and Impairment of Assets
----------------------------------------

  In the first quarter of fiscal year 2001, the Company recorded a restructuring charge of $3,387,000 to provide for costs primarily associated with the Company's decision to more closely align its direct marketing and direct sales activities. As part of the restructuring program, the McBee US headquarters has been relocated from Parsippany, New Jersey to the existing RapidForms facility in Thorofare, New Jersey. In addition, the McBee manufacturing plant in Damascus, Virginia will be closed and a portion of leased warehousing space currently occupied by Chiswick in Sudbury, Massachusetts has been vacated. In Canada, the McBee sales and marketing organizations have been combined with NEBS Direct Marketing and are operating under the NEBS name. Approximately 140 employees have been or will be affected by the restructuring either through elimination of their positions or relocation. Pursuant to this plan, the following charges and payments have been recorded (unaudited):




Nine Months Ended
Mar. 24, 2001
                              Balance      Charge          Payments or         Balance
Type of                       June 24,    (credit) for     reductions for       Mar. 24,
Liability                      2000        the period      the period           2001
---------                    ---------     -----------     ------------       ------------
Employee termination
  benefit costs               $0          $2,156,000        $(921,000)        $1,235,000

Facility closure
  costs                       $0          $1,273,000        $(272,000)        $1,001,000

  Additionally, during the first quarter, the Company recognized an impairment charge of $1,707,000 for the write-off of capitalized internal-use software related to an enterprise resource planning system the
Company no longer plans to implement. This charge is included in general and administrative expenses.

<PAGE

4. Inventories
--------------
  Inventories are carried at the lower of first-in, first-out cost or market. Inventories at March 24, 2001 and June 24, 2000 consisted of:

                                             (unaudited)
                                             Mar. 24,       June 24,
                                              2001           2000
                                             -----------    -----------
  Raw Material                               $ 1,994,000    $ 1,804,000
  Work in Process                              2,157,000              -
  Finished Goods                              40,986,000     22,774,000
                                                --------    -----------
  Total                                      $45,137,000    $24,578,000
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

  As discussed above, the Company designates certain derivatives as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income
<PAGE

(OCI)(see note 6). There can be, however, a portion of the hedge that is deemed "ineffective" and which can result in a charge to the Company's income statement. For the quarter ending March 24, 2001 and for the nine months ended March 23, 2001, the Company's ineffective portion of the hedge was immaterial to interest expense.


6. Comprehensive Income
--------------------------

  Other Comprehensive Income consists of foreign currency translation adjustments, unrealized gains and losses on investments and changes in the fair market value of cash flow hedges. Comprehensive income for the nine months ending March 24, 2001 also includes the impact of the Company's adoption of SFAS No. 133 discussed in note 5. The Company's comprehensive income is set forth below (unaudited):

                                             Three Months Ended        Nine Months Ended
                                            Mar. 24,      Mar. 25,      Mar. 24,      Mar. 25,
                                             2001          2000          2001          2000
                                            -----------   ---------     --------      ----------
Net Income                                 $ 3,547,000   $ 7,481,000   $15,173,000   $22,153,000

Change in unrealized gains and losses
   on investments                             (266,000)            -      (251,000)            -

Change in foreign currency
   translation adjustments, net               (672,000)     (125,000)   (1,003,000)       16,000

Unrealized losses on interest
   rate swaps, net of tax                   (1,096,000)            -    (3,150,000)            -
                                            ----------    ----------    ----------    ----------
Other comprehensive income                   1,513,000     7,356,000    10,769,000    22,169,000
   before cumulative effect adjustment

Cumulative effect adjustment recorded
   upon the adoption of SFAS 133                     -             -       391,000             -
                                            ----------    ----------     ---------     ---------
Comprehensive Income                       $ 1,513,000   $ 7,356,000   $11,160,000   $22,169,000
                                           ===========   ===========   ===========   ===========

<PAGE

7. Financial Information by Business Segment
--------------------------------------------
  In the first quarter of 2001, the Company changed its internal reporting for segments. This change was precipitated by the acquisition of PremiumWear, Inc. and the realignment of the Company's international subsidiaries. The Company has now identified five reportable segments. Prior year figures have been restated so as to match the current year presentation. The first is "Direct Marketing-US" and represents those business operations that sell primarily printed products such as checks and business forms to small businesses through direct marketing in the United States. The second segment, "Direct Sales-US," also sells primarily checks and business forms to small businesses; however, they sell primarily through distributors or by directly selling to the customer in the United States. The third segment, "Apparel", utilizes independent sales representatives to market its specialty clothing products and to solicit orders from customers in the promotional products/advertising specialty industry. "Packaging and Display Products", the fourth segment, primarily resells packaging and shipping supplies and retail signage marketed through a combination of direct marketing and direct selling efforts. The fifth segment, "International", sells primarily printed products such as checks and business forms to small businesses in Europe and Canada through direct marketing, distributors or by directly selling to the customer.


  The Company evaluates segment performance and allocates resources based on a profit from operations measure. This measure is akin to income from operations as reported on the statements of consolidated income in that it excludes interest and other income and expense. This measure, however, also excludes certain items that are reported within income from operations. These include management incentive compensation, amortization, 401(k) expenses, integration charges, restructuring charges, impairment charges and corporate expenses. The chief operating decision-maker, in assessing segment results, does not consider these items. In order to reconcile the segment numbers to the Company's income before income taxes, adjustments representing the items listed above totaling $10,731,000 and $8,650,000 for the three months ended March 24, 2001 and March 25, 2000 and $40,097,000 and $28,907,000 for the nine months ended March 24, 2001 and March 25, 2000, respectively, need to be made to the reported segment results.

  Net sales and profit from operations for each of the Company's business segments are set forth below (unaudited).


                                                             Packaging and
                Direct         Direct                        Display
                Marketing-US   Sales-US       Apparel        Products       International   Total
                -----------    -----------    -----------    -----------    -------------   ------

Three months ended
Mar. 24, 2001
  Net sales     $62,350,000    $23,074,000    $12,351,000    $16,490,000    $8,914,000     $123,179,000
  Profit from
   operations   13,807,000      1,673,000        506,000         209,000       351,000       16,546,000
  Less
   adjustments
   listed above                                                                              10,731,000
  Income before
   income taxes                                                                            $  5,815,000




Three months ended
Mar. 25, 2000
  Net sales    $66,263,000    $23,733,000              -     $17,862,000    $9,509,000     $117,367,000
  Profit from
   operations   16,274,000      2,144,000              -         933,000       124,000       19,475,000
  Less
   adjustments
   listed above                                                                               8,650,000
  Income before
   income taxes                                                                            $ 10,825,000



Nine months ended
Mar. 24, 2001
  Net sales     $210,478,000     $70,917,000    $41,707,000        $57,246,000  $28,923,000   $409,271,000
  Profit from
   operations     51,478,000       6,616,000      2,628,000          2,633,000    1,616,000     64,971,000
  Less
   adjustments
   listed above                                                                                 40,097,000
  Income before
   income taxes                                                                                $24,874,000






Nine months ended
Mar. 25, 2000
  Net sales     $213,232,000     $68,528,000              -        $56,552,000  $29,931,000   $368,243,000
  Profit from
   operations     53,254,000       6,146,000              -          3,454,000      863,000     63,717,000
  Less
   adjustments
   listed above                                                                                 28,907,000
  Income before
   income taxes                                                                               $ 34,810,000




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

  In July 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". The consensus states that a seller of goods should classify fees attributable to shipping and handling in the income statement as revenues. The Company currently nets such fees against shipping and handling costs in the cost of sales line. The consensus will be applied to financial statement presentation in the fourth quarter of fiscal year 2001. Management will effect such a reclassification, and will restate previous periods, as appropriate. There will be no effect on reported net income. If such a reclassification had been made in the third quarter and for the nine months ended March 24, 2001, both the net sales and cost of sales line items would have increased by approximately $10.0 million and $31.0 million, respectively.

9. Reclassifications
---------------------

  Certain reclassifications have been made to the comparative periods so as to be in conformity with the current quarter and year to date presentations.

10. Contingencies
-----------------

  On June 30, 2000, a lawsuit entitled "Perry Ellis International, Inc. v. PremiumWear, Inc.", was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The case has been removed to federal court and is currently pending in the United States District Court for the Southern District of Florida. On April 11, 2001, the court granted the plaintiff's motion to amend its complaint to add the Company as a co-defendant. The amended complaint relates to a Right of First Refusal Agreement dated as of May 22, 1996 (the "RFR Agreement") between the plaintiff and PremiumWear, Inc., and to the Company's acquisition of all the outstanding shares of PremiumWear in July 2000. In the amended complaint, the plaintiff alleges breach of the RFR Agreement and breach of an implied covenant of good faith and fair dealing against PremiumWear as a result of PremiumWear's alleged failure to notify the plaintiff of certain discussions between PremiumWear and the Company preceding the Company's agreement to purchase all of the outstanding shares of PremiumWear. The amended complaint also alleges that the Company tortiously interfered with the plaintiff's rights under the RFR Agreement by allegedly inducing PremiumWear to breach its obligations to the plaintiff under the RFR Agreement. The plaintiff is seeking damages in an unspecified amount, attorneys' fees, interest and costs. The Company believes the allegations in the amended complaint are without merit and intends to defend the lawsuit vigorously.

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

Results of Operations
---------------------

  Net sales increased $5.8 million or 5.0% to $123.2 million in the third quarter of fiscal year 2001 from $117.4 million in last year's third quarter. The PremiumWear, Inc. operation, which makes up the Apparel segment, was purchased in July 2000 and hence not part of the comparable figures for the third quarter of fiscal 2000. The Apparel segment net sales of $12.4 million offset declines of $3.9 million or 5.9% in the Direct Marketing-US segment, $.7 million or 2.8% in the Direct Sales-US segment, $1.4 million or 7.7% in the Packaging and Display segment and $.6 million or 6.3% in the International segment. Management believes that these declines were a result of an economic slowdown in the U.S., weaker foreign currencies impacting the International segment and declining demand for some of the Company's core products such as manual and continuous forms.

Net sales increased $41.1 million or 11.2% to $409.3 million for the first nine months of fiscal year 2001 from $368.2 million in last year's comparable nine months. The increase was attributable to the Apparel segment net sales of $41.7 million as discussed above. There were small increases in the Direct Sales - U.S. and Packaging & Display Products segments which offset declines in the Company's Direct Marketing - U.S. and International segments.

  For the third quarter of fiscal year 2001, cost of sales increased to 39.5% of sales from 36.3% in last year's comparable period. For the first nine months of fiscal year 2001, cost of sales increased to 39.2% of sales from 35.9% in last year's comparable period. The increases were due primarily to the addition of PremiumWear, Inc., which incurs a higher cost of sales as a percent of sales than in the Company's other businesses. Excluding PremiumWear, Inc., cost of sales was 36.0% and 35.4% of sales for the third quarter and the first nine months of fiscal year 2001, respectively, a decrease from the comparable periods last year due primarily to increased shipping and handling revenue currently classified as an offset to cost of sales and increased vendor discounts for transportation charges. These improvements offset unfavorable comparisons in material costs year-to-year due to a shift of product mix towards outsourced products. On a year-to-date basis, fulfillment costs also improved as a percent of sales due to increased leverage of plant overhead from increased sales during the holiday card season. Cost of sales as a percent of sales is anticipated to increase slightly for the remainder of 2001.*

  Selling and advertising expense increased to 38.3% of sales in the third quarter of fiscal year 2001 from 37.8% of sales in last year's comparable quarter due to the impact of the declining sales for the fiscal 2001 third quarterg. For the first nine months of fiscal year 2001, selling and advertising expense decreased to 36.3% of sales from 37.8% of sales in last year's comparable period. The year to date decrease was due primarily to the addition of PremiumWear, Inc., which has a significantly lower selling and advertising expense as a percentage of sales than in the Company's other businesses. Management anticipates that such costs as a percent of net sales will remain consistent with the first nine months for the remainder of fiscal 2001.*

  General and administrative expense remained relatively constant at approximately 14.9% and 15.2% of sales in the third quarters and first nine months of fiscal years 2001 and 2000, respectively. Management anticipates that these costs as a percent of net sales will remain consistent with the first nine months throughout the remainder of fiscal 2001.*

  In the first nine months of fiscal year 2001, the Company recorded a restructuring charge of $3,429,000 based on a decision to more closely align its direct marketing and direct sales activities. The restructuring consists of employee termination benefit costs of $2,156,000 and facility closure charges of $1,273,000 related primarily to lease terminations. It is expected that employee termination benefit payments will be complete by the second quarter of fiscal year 2002.* Additionally, the Company recognized an impairment charge of $1,707,000, included in general and administrative expenses, for the write off of capitalized internal-use software related to an enterprise resource planning system the Company no longer plans to implement. After an income tax benefit of $2,032,000, these actions reduced earnings for the nine months ended March 24, 2001 by $3,104,000.

  Interest expense increased to 2.7% of sales in the third quarter of fiscal year 2001 and to 2.4% for the first nine months of the year from 1.8% and 1.7% of sales in the prior year's comparable periods. The increase is the result of additional debt, primarily from the PremiumWear, Inc. acquisition in July 2000, and higher interest rates in the current year.

  The provision for income taxes as a percentage of pre-tax income increased to 39.0% in the third quarter of fiscal year 2001 from 30.9% in the comparable quarter in fiscal year 2000. For the first nine months of fiscal year 2001, the provision for income taxes as a percentage of pre-tax income increased to 39.0% from 36.4% in last year's comparable period. The lower fiscal year 2000 provision was due to a favorable revenue ruling effecting prior years' state tax rates. Management anticipates that the provision for taxes as a percent of net sales will remain consistent with the first nine months provision of 39.0% throughout the remainder of fiscal 2001.*


  In the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This adoption resulted in an initial credit of $391,000 (net of tax) to Accumulated Other Comprehensive Loss. However, the adoption of the Standard had an immaterial impact on net income for the period.

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

  In July 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". The consensus states that a seller of goods should classify fees attributable to shipping and handling in the income statement as revenues. The Company currently nets such fees against shipping and handling costs in the cost of sales line. The consensus will be applied to financial statement presentation in the fourth quarter of fiscal year 2001. Management will effect such a reclassification, and will restate previous periods, as appropriate. There will be no effect on reported net income. If such a reclass had been made in the third quarter and for the nine months ended March 24, 2001, both the net sales and cost of sales line items would have increased by approximately $9.7 million and $31.2 million, respectively.


<PAGE



Liquidity and Capital Resources
-------------------------------

  Cash provided by operating activities for the nine months ended March 24, 2001 was $ 36.2 million and represented a decrease of $4.5 million from the $40.7 million provided in the comparable period last year. The primary reason for the decrease was that net income decreased $7.0 million relative to the comparable period of 2000. Increases in non-cash exit costs, amortization and depreciation compared to the same period last year were more than offset by increases in inventory and accounts receivable levels from the Apparel segment. The increase in amortization was the result of the acquisition of PremiumWear, Inc. in July 2000 and the increase in exit charges was the result of the restructuring (see note 3 to the consolidated financial statements) in the first nine months of fiscal year 2001.

  Working capital at March 24, 2001 amounted to $76.3 million, including $7.4 million of cash and short term investments. At June 24, 2000, working capital amounted to $55.9 million, including cash and short term investments of $3.5 million. The $20.4 million increase in working capital during the period is principally due to the effect of the PremiumWear, Inc. acquisition in July 2000.


  On July 10, 2000, the Company acquired all the outstanding shares of PremiumWear, Inc. The purchase price was $13.50 per share in cash and totaled approximately $38,030,000 (net of cash acquired) for the shares plus debt assumed of $3,856,000. The Company also incurred fees of approximately $583,000 in connection with the acquisition. The Company is presently undertaking, but has not yet completed, an allocation of this purchase price, but anticipates that approximately $15,000,000 will be allocated to certain intangible assets. These intangible assets are anticipated to be amortized over approximately 15-20 years.

  Capital expenditures for the nine months ended March 24, 2001 were $20.5 million versus $16.0 million expended during last year's comparable period. Capital expenditures in the first nine months of fiscal year 2001 included expenditures for information systems, facility infrastructure and office equipment improvements and manufacturing-related equipment. In addition, the effect of the PremiumWear, Inc. capital expenditures are included in the first nine months of 2001. Capital expenditures for the first nine months of fiscal year 2000 included expenditures for information systems and manufacturing-related equipment. In addition, the Company constructed a warehouse distribution facility in Lithia Springs, Georgia. The Company anticipates that total capital outlays will approximate $25 million in fiscal year 2001.*

  During the nine months ended March 24, 2001, $17.6 million was spent to repurchase 1,095,900 shares of the Company's common stock. For the nine months ended March 25, 2000, $14.1 million was spent to repurchase 585,857 shares of the Company's common stock.

  In addition to its present cash and short-term investment balances, the Company has consistently generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. The Company has, over time, amended the terms of its committed, unsecured, revolving line of credit agreement in order to facilitate certain transactions. The total committed line currently stands at $200 million. At March 24, 2001, the Company had $188.5 million of outstanding debt under this credit facility. The credit agreement contains various restrictive covenants, which, among other things, require the Company to maintain certain minimum levels of consolidated net worth, and specific consolidated debt and fixed charge ratios. The Company is currently in compliance with these covenants.

  In order to effectively fix the interest rate on a portion of the debt outstanding under the revolving line of credit, the Company has entered into interest rate swap agreements with several of the banks party to the credit agreement. These swap agreements contain notional principal amounts and other terms determined with respect to the Company's forecast of future cash flows and borrowing requirements. At March 24, 2001, the notional principal amount outstanding of the interest rate swap agreements totaled $160.0 million.

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

  In order to obtain favorable pricing, we have selected a limited number of vendors to provide key services to our business. Examples of this are as follows:

MCI WorldCom provides most of the toll-free telephone lines that we use in connection with our direct marketing business,

-we use United Parcel Service to deliver most of the products that we ship to customers,

-we use R.R. Donnelley and Sons for the printing and processing of most of the catalogs that we mail each year,

-we rely on the postal services of the countries in which we do business to deliver our catalogs and other advertising to customers.

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

  In response to the gradual obsolescence of our standardized forms business, we continue to develop our capability to provide custom and full-color products. However, we have less of a cost advantage with these products than with standardized forms, due to improvements in the cost and quality of printing technology available to our smaller local and regional competitors. We are also seeking to introduce new products that are less susceptible to technological obsolescence. We may develop new products internally, procure them from third party vendors, or obtain them through the acquisition of a new business. We generally realize lower gross margins on outsourced products than on products that we manufacture ourselves. The risks associated with the acquisition of new businesses are described below.

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

  The acquisition of complementary businesses that address our target small business market has been important to our growth strategy. We intend to continue this acquisition activity in the future. The success of this activity depends on the following:

-our ability to identify suitable businesses and to negotiate agreements on acceptable terms,

-our ability to obtain financing through additional borrowings, by issuing additional shares of common stock, or through internally generated cash flow, and

-our ability to achieve anticipated savings and growth and avoid disruption to our existing businesses.

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


PART II - OTHER INFORMATION
---------------------------

Item 1.  LEGAL PROCEEDINGS
--------------------------
    On June 30, 2000, a lawsuit entitled "Perry Ellis International, Inc. v. PremiumWear, Inc.", was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The case has been removed to federal court and is currently pending in the United States District Court for the Southern District of Florida. On April 11, 2001, the court granted the plaintiff's motion to amend its complaint to add the Company as a co-defendant. The amended complaint relates to a Right of First Refusal Agreement dated as of May 22, 1996 (the "RFR Agreement") between the plaintiff and PremiumWear, Inc., and to the Company's acquisition of all the outstanding shares of PremiumWear in July 2000. In the amended complaint, the plaintiff alleges breach of the RFR Agreement and breach of an implied covenant of good faith and fair dealing against PremiumWear as a result of PremiumWear's alleged failure to notify the plaintiff of certain discussions between PremiumWear and the Company preceding the Company's agreement to purchase all of the outstanding shares of PremiumWear. The amended complaint also alleges that the Company tortiously interfered with the plaintiff's rights under the RFR Agreement by allegedly inducing PremiumWear to breach its obligations to the plaintiff under the RFR Agreement. The plaintiff is seeking damages in an unspecified amount, attorneys' fees, interest and costs. The Company believes the allegations in the amended complaint are without merit and intends to defend the lawsuit vigorously.

From time to time the Company is involved in other disputes and/or litigation encountered in the ordinary course of its business. The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company's business, operating results or financial condition.


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------
    Not applicable


Item 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
    Not applicable.


Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------
    Not applicable.


Item 5.  OTHER INFORMATION
--------------------------
     Not applicable


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
    a. Exhibits

       Exhibit No.  Description
       ----------   -----------
         10(a)      Seventh Amendment to Amend and Restated Revolving Credit
                    Agreement dated as of January 30, 2001, by and among New
                    England Business Service, Inc., Fleet National Bank
                    (together with certain other financial instituions, the
                    "Banks"), Fleet National Bank, as agent for the Banks,
                    and Fleet National Bank, as documentation agent for the
                    Banks.
         15         Awareness Letter of Independent Accountants
         99         Independent Accountants' Review Report


    b. Reports on Form 8-K.
         On March 7, 2001, on Form 8-K, the Company announced that, as of that date, it had repurchased a total of 797,400 shares of its common stock pursuant to its share repurchase program, approved by the Board of Directors on October 20, 2000, including 715,000 shares during the third quarter of fiscal 2001.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            NEW ENGLAND BUSINESS SERVICE, INC.
                                            ----------------------------------
                                                      (Registrant)

May 4, 2001                                 /s/Daniel M. Junius
-----------                                 --------------------
Date                                        Daniel M. Junius
                                            Senior Vice President-Chief
                                            Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)