Form 10-K405
period 2001-06-30
NEW ENGLAND BUSINESS SERVICE INC
filed 2001-09-05
CIK 205700

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
                    For the fiscal year ended June 30, 2001

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

                               Yes [X]    No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the Registrant's Common Stock, par value $1.00 per share, held by stockholders who are not affiliates of the Registrant at August 22, 2001 as computed by reference to the closing price of such stock on that date was approximately $245,101,063.

   The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding at August 22, 2001 was 12,570,858.

Documents Incorporated By Reference

   Portions of the Proxy Statement sent to stockholders in connection with the Annual Meeting to be held on October 26, 2001 are incorporated by reference into Items 10, 11, 12 and 13 (Part III) of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

   New England Business Service, Inc. (the "Company") was founded in 1952, incorporated in Massachusetts in 1955 and reincorporated in Delaware in 1986. The Company designs, produces and distributes business forms, checks, envelopes, labels, greeting cards, signs, stationery and related printed products, and distributes packaging, shipping and warehouse supplies, software, work and promotional apparel, advertising specialties and other business products through direct mail, direct sales, telesales, dealers and the Internet to small businesses throughout the United States, Canada, the United Kingdom and France. The Company also designs, embroiders and sells specialty apparel products through distributors and independent sales representatives to the promotional products/advertising specialty industry, primarily in the United States. During the past five years the Company has completed several acquisitions which are described below.

   In January 1997, the Company acquired the outstanding stock of Standard Forms Limited ("SFL"), a U.K-based company for consideration of approximately $4.3 million. SFL markets a line of business forms and stationery by direct mail and through a direct sales force, principally to automotive accounts in the U.K. and France.

   In March 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Chiswick Trading, Inc. ("Chiswick") for consideration of approximately $34.6 million in cash (net of cash acquired) and approximately $8.4 million in Company common stock. Chiswick markets a line of retail and industrial packaging, shipping and warehouse supplies sold primarily by direct mail to small wholesalers, manufacturers and retailers.

   In December 1997, the Company acquired all of the outstanding common stock of Rapidforms, Inc. ("Rapidforms") for consideration of approximately $82.1 million in cash (net of cash acquired). Rapidforms designs, produces and markets business forms, business supplies, holiday greeting cards and promotional products sold principally by direct mail to small businesses across the United States. As part of the Rapidforms acquisition, the Company also acquired Rapidforms' wholly-owned subsidiary, Russell & Miller, Inc., which primarily sells in-store retail merchandising supplies.

   In June 1998, the Company acquired all of the outstanding common stock of McBee Systems, Inc. and all of the assets of McBee Systems of Canada, Inc. (collectively "McBee") for consideration of approximately $48.5 million in cash (net of cash acquired) and $12.6 million in Company common stock. McBee manufactures and markets checks and related products to small businesses in the United States and Canada through a dedicated field sales force.

   In July 2000, the Company acquired all the outstanding shares of PremiumWear, Inc. ("PremiumWear"). The purchase price was $13.50 per share in cash and totaled approximately $39.0 million (net of cash acquired) for the shares plus debt assumed of $3.9 million. PremiumWear designs, embroiders and sells specialty apparel products through distributors and independent sales representatives to the promotional products/advertising specialty industry, primarily in the United States.

   Over the past several years, management has assessed the operations of the company in several different ways. In the first quarter of fiscal year 2001, the Company further changed its internal reporting for segments. This change was precipitated by the acquisition of PremiumWear and the realignment of the Company's international subsidiaries. The Company has now identified five reportable segments. Prior year figures have been restated so as to match the current year presentation. The first segment is "Direct Marketing-US" and represents those business operations that sell primarily printed products such as checks and business forms to small businesses through direct marketing in the United States. The second segment, "Direct Sales-US," also sells primarily checks and business forms to small businesses; however, they sell primarily through distributors or by directly selling to the customer in the United States. The third segment, "Apparel", utilizes independent sales representatives to market its specialty apparel products and to solicit orders from customers in the promotional products/advertising specialty industry. "Packaging and Display Products", the fourth segment, primarily resells packaging and shipping supplies and retail signage marketed through both direct marketing and direct selling efforts. The fifth segment, "International", sells primarily printed products such as checks and business forms to small businesses in Europe and Canada through direct marketing, distributors or a direct sales force.

   Additional financial information regarding the segments, including the net sales and operating profit attributable to each of the Company's segments for the last three fiscal years, is contained in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Products

   The Company's product lines consist of an extensive range of standardized imprinted manual and computer forms, custom forms, checks and check writing systems, envelopes, labels, greeting cards, signs, stationery and other printed products principally designed and imprinted in-house. Most forms are either specifically designed for individual lines of business or are of a type generally used by small businesses and professional offices. In addition, the Company distributes a variety of other business products commonly used by small businesses, including merchandising displays, presentation folders, promotional products, work apparel and software. These products are primarily sold by the companies in the Direct Marketing-U.S., Direct Sales-U.S. and International segments. The Company, primarily through its Packaging and Display Products segment, also distributes a variety of industrial shipping and packaging products including corrugated boxes, polyethylene bags, tape, labels and shrink wrap as well as retail packaging supplies such as bags, ribbons, gift wrap and bows. The Company's full range of products is enhanced by high quality, fast delivery, competitive prices and extensive product guarantees.

   The Company's standard manual forms include billing forms, work orders, job proposals, purchase orders, invoices and personnel forms. Standard manual forms are designed to provide small businesses with the financial and other business records necessary to efficiently manage a business. The Company's stationery line, including letterhead, envelopes and business cards, is available in a variety of formats and ink colors designed to provide small businesses with a professional image. Checks and check writing systems are designed to facilitate payments, the recording of transactional information and the posting of related bookkeeping entries.

   The Company also offers a full line of printed products compatible with most accounting software packages commonly used by small businesses. The Company's computer forms, including checks, billing forms, work orders, purchase orders and invoices, provide computer compatible records necessary to efficiently manage a business.

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

   The majority of the Company's standard products are imprinted to provide small businesses with a professional image. Standard imprint options include consecutive numbering, logos, customer names, addresses, and phone numbers. The Company also offers a wide range of custom printing alternatives and a custom logo design service.

   The Company also sells the Company ColorsTM line of work apparel, including an array of jackets, shirts, pants, hats, sweatshirts, and uniforms commonly worn in the workplace. The Company Colors line may be embroidered with business names, logos, and employee names to provide a small business with a coordinated and professional image.

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

   The Company, primarily through its Packaging and Display Products segment, sells packaging and shipping supplies, including bags and bag closures, bubble and polystyrene fill, wrapping materials, boxes, tapes and mailers, used principally by small wholesalers, manufacturers and distributors to package, distribute and market their products. The Company's line of retail supplies, including signs, merchandising supplies, bags, ribbons, gift wrap and bows, are used by small retailers to display, market and package their products.

   The Company, through its PremiumWear subsidiary, sells knit and woven sport shirts under the Munsingwear(R), Jockey(R) and Field & Stream(R) labels to promotional products/advertising specialty customers pursuant to licenses from Perry Ellis International, Inc., Jockey International and Field & Stream Licensing, respectively. The Company sells its Page & Tuttle(R) brand of knit golf shirts and coordinated apparel to advertising specialty customers and golf course pro shops throughout the U.S. Distribution of PremiumWear products to customers is through a network of independent sales representatives. Also, PremiumWear receives commission income from representing other companies' products to the promotional products industry.

   For a further discussion of the risks and uncertainties associated with customer preferences and the market for forms and related printed products and apparel, see "Certain Factors That May Affect Future Results" included in Part II, Item 7 to this Annual Report on Form 10-K.

Product Development and Research

   Products sold by all of the Company's segments are designed either by an in-house product development staff or are obtained from third-party sources. The Company relies upon direct field research with customers and prospects, focus groups, mail surveys, feedback from distributors, salespeople and representatives, and unsolicited suggestions to generate new product ideas. Product design efforts are accomplished or directed by Company design personnel who employ manual and computer design methods to create products. Product design efforts range from minor revisions of existing manual business forms to the creation of an entirely new line of products such as the Company Colors line of work and promotional apparel. Throughout the design process, the Company solicits comments and feedback from customers and prospects, and tests market acceptance through a variety of methods.

   For a further discussion of the risks and uncertainties associated with the technological changes affecting future demand for the Company's business forms and related products, see "Certain Factors That May Affect Future Results" included in Part II, Item 7 to this Annual Report on Form 10-K.

Sales and Marketing

   The Company has four distinct channels of distribution. The Company's primary channel, used by all segments except for PremiumWear, is direct mail, in which up to 100 million pieces of promotional advertising offering the Company's products are delivered by mail to customers and prospective customers each year under the NEBS(R), RapidForms(R), McBee(R), Chiswick(R), Histacount(R), SYCOM(R), R&M Retail Merchandising Products(R), Visual Display SolutionsTM, Bags & BowsTM, NCS National Clothier Supply(R), Main Street(R), Holiday Expressions(R), Ad IdeasTM, ASH(R), NAPCO(R), Education Matters(R), Company ColorsTM, Business EnvelopesTM and SFLTM brand names. The Company's direct mail efforts are supplemented by the prospecting and account development efforts of an outbound telemarketing group.

   The Company's success to date has largely been the result of effective direct marketing and the strength of its customer relationships. Targeted direct mail marketing in combination with focused telemarketing allows the

Company to identify and penetrate geographically dispersed but, in the aggregate, significant markets. The Company targets small businesses with 100 or fewer employees within these markets with specialized promotions and products specifically designed to meet small business needs. In the direct mail channel, the Company's promotional materials contain one or more order forms to be completed by the customer and either mailed, faxed or telephoned to the Company's telesales and customer service group. The Company and its subsidiaries also maintain numerous Internet sites for promotion, customer education and order taking.

   The Company's promotional materials include several catalogs containing a comprehensive display of the Company's forms and checks, work and promotional apparel, packaging supplies and retail merchandising supplies product offerings. In addition, the Company utilizes smaller catalogs focused on specific products or targeted to a specific small business segment, promotional circulars with samples, flyers, and inserts included with invoices, statements and product shipments. To a lesser extent, the Company relies on advertising space in magazines and post card packages to generate sales leads from prospective customers. The Company utilizes the United States or the local country postal service for distribution of most of its advertising materials.

   The Company's second principal channel of distribution, used primarily by the Direct Sales-U.S. and Packaging and Display Products segments, is through a field sales organization of over 400 employees, primarily dedicated to marketing McBee brand checks and check writing systems, Chiswick brand packaging and shipping supplies, or Russell & Miller brand retail merchandising and display products. Initial order support, product reorders and routine service in the direct sales channel is provided by a network of customer service representatives located throughout the United States and Canada.

   The principal focus of the McBee sales force in the Direct Sales-U.S. segment is to generate first-time buyers for check and check writing system products. Prospective customer leads are generated for the McBee sales force under referral arrangements with accountants servicing small businesses and commercial banks representing approximately 26,000 geographically dispersed branch offices. The McBee sales effort typically targets small business customers with fewer than 10 employees.

   The principal focus of the Chiswick and Russell & Miller sales forces in the Packaging and Display Products segment is to develop high-potential customer relationships initially established through the direct mail channel. The Chiswick and Russell & Miller sales efforts typically support businesses with more than 100 employees or retail chains with geographically dispersed store locations.

   The Company's third principal distribution channel is a network of independent dealers used primarily by the Direct Sales-U.S. segment. The Company distributes a full line of private label standard and custom printed products, including manual and computer forms, checks, greeting cards and labels through this dealer network. The Company's approximately 25,000 independent dealers typically include local printers, business forms dealers, stationers, computer stores and system houses.

   The Company's PremiumWear subsidiary represents the fourth channel of distribution by utilizing independent sales representatives to market its products and to solicit orders from customers. All products are distributed to customers through PremiumWear's distribution facility in Tennessee.

   The Company also has entered into alliance marketing agreements with third-party vendors to offer payroll, accounting, web-page development, and direct marketing services to the company's customers. Revenue from these alliances is generated in the form of royalties and commissions received from the third-party vendors.

   The Company believes that its sophisticated and extensive marketing database, customer/prospect lists and referral sources used by most segments constitute a competitive advantage. The Company is able to select names and plan promotions based on a variety of attributes including status as a customer or prospect, line of business, product purchase history, purchase frequency or purchase dollar volume. With this data, the Company is able to create and deliver cost-effective marketing programs to small businesses through direct mail, direct sales, outbound telemarketing, the Internet or the dealer channel.

   For a further discussion of the risks and uncertainties associated with the small business market and the Company's various channels see "Certain Factors That May Affect Future Results" included in Part II, Item 7 to this Annual Report on Form 10-K.

Raw Materials, Production and Distribution

   The Company's production and distribution systems for all segments are designed to process a high volume of small dollar orders on a cost-effective basis. The production and procurement of printed product base stock is driven by forecasts of demand for the Company's printed products. The Company produces semi-finished base business forms, check stock and related products in long runs on high-speed, roll-fed presses from bond and carbonless papers. The bond and carbonless papers used by the Company to produce base stock are purchased from a limited number of vendors at competitive prices. The Company also purchases printed base stock from a number of industry sources at competitive prices.

   In response to a customer order for a printed product, the Company's base printed products are personalized with a variety of imprint options including customer name, address, phone number, consecutive numbering and logo. The Company operates equipment specifically designed to meet the demands of short-run personalized printing. Typesetting and imprinting of customer headings are accomplished with computerized typesetters, platemaking systems, letter presses, offset presses and digital presses. In addition, the Company utilizes manual and semi-automatic bindery equipment. A number of the Company's imprinting presses have been designed internally or substantially modified to meet the short-run demands of small businesses. These specialized presses allow the Company to produce small-order quantities with greater efficiency than would be possible with stock equipment available from typical printing press equipment suppliers.

   During the past three years, primarily from business within the Packaging and Display Products segment, the Company has experienced an increase in the revenue generated by the sale of stock business products produced by third parties, but shipped to customers by the Company, including industrial packaging and warehouse supplies, and retail supplies. The Company principally utilizes a "pick and pack" operation to aggregate stock products from warehoused inventory into distinct order groups and to package these order groups for shipment to the customer. The Company's stock business products are obtained from a large number of suppliers at competitive prices. In addition, the Company relies on a limited number of suppliers to produce and drop-ship products directly to Company customers. The Company believes that alternative sources are generally available for products purchased from third-party vendors, and is continually evaluating its sourcing of these third-party supplied products. PremiumWear, which comprises the Apparel segment, primarily sources its product from "full package" manufacturers or garment assembly companies in various foreign countries. There currently is reasonable availability of raw materials, manufacturing and assembly capacity for this product line.

   The Company has no significant backlog of orders. The Company's objective is to produce and ship product as expeditiously as possible following receipt of a customer's order. During fiscal year 2001, approximately 70% of printed products were produced and shipped within one day and approximately 90% within four days of order. The Company's stock business products are routinely shipped within 24 hours of receipt of a customer order.

   To facilitate expeditious production and shipment of product, the Company maintains inventories of unprinted paper and in process apparel ($3.3 million at June 30, 2001), and partially printed business forms, packaging, shipping and retail supplies, work and promotional apparel and related business products ($39.3 million at June 30, 2001).

   The Company ships its products to customers primarily by United Parcel Service of America, Inc. The Company uses parcel post or overnight delivery services for distribution of the remainder of its products to customers in the U.S. and for its international businesses.

   For a further discussion of the risks and uncertainties associated with the Company's reliance on certain individual third-party vendors to provide raw materials and services critical to the Company's operation, see

"Certain Factors That May Affect Future Results" included in Part II, Item 7 to this Annual Report on Form 10-K.

Competition

   The small business forms and supplies industry is highly competitive. The Company believes that it is well positioned in the small business marketplace, with a reputation for reasonable prices, high quality and reliability and dependable service.

   The Company's primary competitors for printed products are the local printers, business forms dealers, contract stationers and office products superstores located throughout each of its geographic markets. Local printers have an advantage of physical proximity to customers, but generally do not have the capability of producing a broad array of products, particularly those having a complex construction. In addition, most local printers lack the economies of scale to produce a small order for a single customer on a cost-effective basis. General purpose, preprinted business forms offered by stationers and office product superstores are typically price competitive with the Company's forms, but lack the design and functionality for specific lines of business and the custom printing options available with the Company's products. The Company's principal competitors for stock business products are the numerous local and regional business supplies jobbers, distributors and retailers throughout the United States and Canada.

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

   The Company's PremiumWear subsidiary operates in the promotional products/advertising specialty marketplace for apparel which has become increasingly competitive and is characterized by a number of broad-line companies. The principal competitive features are pricing, styling, quality (both in material and production), product availability and customization services such as embroidery and screen printing.

   For a further discussion of the risks and uncertainties associated with the competitive landscape for the Company's products, see "Certain Factors That May Affect Future Results" included in Part II, Item 7 to this Annual Report on Form 10-K.

Employees

   The Company had 3,819 full and part-time employees at June 30, 2001. The Company believes its relationship with its employees to be satisfactory.

Environment

   To the Company's knowledge, no material action or liability exists on the date hereof arising from the Company's compliance with federal, state and local statutes and regulations relating to protection of the environment.

ITEM 2. PROPERTIES

   The Company's principal executive offices are located in Groton, Massachusetts. The Company's principal operating facilities consist of manufacturing, administrative and warehouse facilities and are located in the United States, Canada, the United Kingdom and France. Of all of its operating facilities, the Company owns approximately 832,100 square feet in the aggregate in Flagstaff, Arizona, Groton and Townsend, Massachusetts, Maryville, Missouri, Peterborough, New Hampshire, Thorofare, New Jersey, Ogden, Utah, Midland, Ontario and Chester, England, and leases approximately 780,900 square feet in the aggregate in Santa Fe Springs, California, Sudbury, Massachusetts, Lithia Springs, Georgia, Athens, Ohio, Minnetonka, Minnesota, Clarksville, Tennessee, Chateau-Renault, France and in approximately 54 locations in the United States and Canada for sales offices.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 2001.

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

   Robert J. Murray, age 60, has been Chairman of the Board, President and Chief Executive Officer of the Company since 1995. Mr. Murray retired from The Gillette Company, a diversified consumer products company, in 1995, having been with Gillette for more than 34 years. From 1991 until his retirement in 1995, Mr. Murray was Executive Vice President, North Atlantic Group of Gillette. Mr. Murray has been a director of the Company since 1991 and is also a director of LoJack Corporation, Allmerica Financial Corporation and the Delhaize Group.

   George P. Allman, age 59, joined the Company in 1996, and he has been Senior Vice President and President--Diversified Operations since 1998. Prior to that he served as Vice President--Diversified Operations from 1996 to 1998, and as Vice President--Retail Sales and Operations during 1996.

   David E. Berg, age 44, has been Senior Vice President and President-- PremiumWear since 2000. Mr. Berg joined the Company in 2000 in connection with the Company's acquisition of PremiumWear, Inc., where he has been President since 1997. Prior to that, he served as PremiumWear's Executive Vice President of Sales and Marketing from 1995 to 1997. Mr. Berg has also served as PremiumWear's Chief Executive Officer since 1999, and he served as Chief Operating Officer from 1996 to 1999.

   John F. Fairbanks, age 40, joined the Company in 1994, and he has been Senior Vice President and President--Chiswick since 1998. Prior to that, he served as Vice President and Chief Financial Officer from 1996 to 1998, as Vice President and Corporate Controller during 1996, and prior to that in different capacities in corporate administration.

   Daniel M. Junius, age 49, joined the Company in 1998, and he has been Senior Vice President, Chief Financial Officer and Treasurer since 1998. Prior to joining the Company, he served as Vice President--Finance and Chief Financial Officer of Nashua Corporation, a supplier of specialty imaging products and services, from 1995 to 1998, and as Treasurer of Nashua Corporation for more than five years previous to 1995.

   Richard T. Riley, age 45, joined the Company in 1997 in connection with the Company's acquisition of Rapidforms, Inc., and has been Senior Vice President and President--NEBS Direct Marketing since July 2001. Prior to that he served as Senior Vice President and President--Integrated Marketing Services from 2000 to June 2001, and as Senior Vice President and President--Rapidforms from 1998 to 2000. He served as President of Rapidforms, Inc. from 1992 to June 2001, and during 1998 he held the additional title of Vice President of the Company.

   Steven G. Schlerf, age 49, joined the Company in 1979, and he has been Senior Vice President--Manufacturing and Technical Operations since 1998. Prior to that he served as Vice President--Manufacturing and Technical Operations from 1996 to 1998, and prior to that in a variety of capacities in manufacturing and operations.

   Robert D. Warren, age 50, joined the Company in 1996, and he has been Senior Vice President and President--International since 2000. Prior to that he served as Senior Vice President--Business Management and Development from 1998 to 2000, as Vice President--Business Management and Development from 1996 to 1998, and as Vice President--Business Management and Business Solutions during 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Common Stock

   The Company's Common Stock is listed and traded on the New York Stock Exchange under the symbol "NEB". For the fiscal periods indicated, the high and low sales prices for shares of the Company's Common Stock as reported on the New York Stock Exchange--Composite Transactions Reporting System were as follows:

Fiscal 2001              High   Low
-----------              ----- -----
1st Quarter............. 22.00 16.19
2nd Quarter............. 21.38 14.69
3rd Quarter............. 21.87 16.31
4th Quarter............. 19.45 16.90

Fiscal 2000              High   Low
-----------              ----- -----
1st Quarter............. 31.00 26.81
2nd Quarter............. 29.94 18.00
3rd Quarter............. 24.44 15.38
4th Quarter............. 17.50 13.25

   As of August 22, 2001, there were 582 stockholders of record, and the Company believes that as of such date there were approximately 6,000 beneficial owners of the Company's Common Stock, based on information provided by the Company's transfer agent. Information with respect to dividends paid on the Company's Common Stock during the past two fiscal years is shown in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY
(In thousands, except per share amounts and Other Statistics)

                           June 30,   June 24,   June 26,   June 27,   June 28,
For the fiscal year ended   2001(A)    2000(B)    1999(C)    1998(D)    1997(E)
-------------------------  ---------  ---------  ---------  ---------  ---------
Income Statement
 Statistics
Net sales................   $586,091   $523,053   $503,933   $380,189   $279,540
Income before income
 taxes...................     30,726     45,697     43,742     41,405     31,380
  Percent of sales.......        5.2%       8.7%       8.7%      10.9%      11.2%
  Provision for income
   taxes.................     11,983     16,339     17,291     16,471     12,731
  Percent of sales.......        2.0%       3.1%       3.4%       4.3%       4.6%
Net income...............     18,743     29,358     26,451     24,934     18,649
  Percent of sales.......        3.2%       5.6%       5.3%       6.6%       6.7%
  Percent of
   stockholders' equity..       14.9%      24.2%      23.1%      30.9%      24.6%
  Per diluted common
   share.................       1.43       2.12       1.81       1.77       1.38
Dividends per common
 share...................        .80        .80        .80        .80        .80
---------------------------------------------------------------------------------
Balance Sheet Statistics
Current assets...........   $138,016   $108,216   $ 97,903   $100,009   $ 68,426
Current liabilities......     68,606     52,254     45,775     50,677     33,327
Working capital..........     69,410     55,962     52,128     49,332     35,099
Current ratio............        2.0        2.1        2.1        2.0        2.1
Total assets.............    377,684    323,671    300,262    307,577    141,196
Long-term debt...........    179,168    133,500    128,000    141,000     27,000
Obligations under capital
 lease...................      2,873      2,429          0          0          0
Stockholders' equity.....    113,903    125,729    121,529    114,505     80,581
Diluted weighted average
 shares outstanding......     13,143     13,868     14,640     14,106     13,525
Book value per common
 share...................       9.11       9.31       8.65       8.01       5.92
---------------------------------------------------------------------------------
Cash Flow Statistics
EBITDA (F)...............   $ 73,183   $ 80,043   $ 77,081   $ 61,194   $ 40,954
  Percent of sales.......       12.5%      15.3%      15.3%      16.1%      14.7%
Net cash provided by
 operating activities....     55,571     53,104     45,608     41,478     37,763
Net cash used by
 investing activities....    (65,783)   (33,168)   (16,125)  (144,207)   (38,936)
Net cash provided (used)
 by financing
 activities..............     13,958    (20,086)   (35,619)   105,412      1,928
Capital expenditures.....    (26,836)   (21,057)   (16,866)   (13,275)    (9,567)
Depreciation and
 amortization............     28,979     25,721     24,845     15,218      9,090
---------------------------------------------------------------------------------
Other Statistics
Number of employees......      3,819      3,779      3,727      3,738      2,164
Number of stockholders...      6,000      6,000      6,200      6,000      6,000
Number of 24-month
 customers...............  2,650,000  2,602,000  2,526,000  2,507,000  1,651,000
Facilities (in square
 feet)...................  1,613,000  1,659,000  1,531,000  1,594,000    886,000
---------------------------------------------------------------------------------

(A) Included in the 2001 results is a $7.3 million net after tax charge, or $.55 per diluted share, related to restructuring and integration activities.
(B) Included in the 2000 results is a $.9 million tax benefit, or $.07 per diluted share, from a favorable letter ruling effecting prior years' taxes.
(C) Included in the 1999 results is a $.3 million pretax gain, or $.01 per diluted share, from the settlement of the Company's Canadian defined benefit pension plan.
(D) Included in the 1998 results is a $.9 million pretax gain, or $.04 per diluted share, from the settlement of the Company's U.S. defined-benefit pension plan and curtailment of the Company's Canadian defined-benefit pension plan.
(E) Included in the 1997 results is a $3.8 million pretax charge, or $.17 per diluted share, related to the elimination of the Company's retail initiative with Kinko's and a $2.2 million pretax gain, or $.10 per diluted share, from the curtailment of the Company's U.S. defined-benefit pension plan.
(F)  Earnings before interest expense, taxes, depreciation and amortization.

See the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   New England Business Service, Inc. (the "Company") was founded in 1952, incorporated in Massachusetts in 1955 and reincorporated in Delaware in 1986. The Company designs, produces and distributes business forms, checks, envelopes, labels, greeting cards, signs, stationery and related printed products and distributes packaging, shipping and warehouse supplies, software, work and promotional apparel and other business products through direct mail, direct sales, telesales, dealers and the Internet to small businesses throughout the United States, Canada, the United Kingdom and France. During the past five years the Company has completed several acquisitions, the most recent of which is described below. The Company also designs, embroiders and sells specialty apparel products through distributors and independent sales representatives to the promotional/advertising specialty industry, primarily in the United States.

   In July 2000, the Company acquired all the outstanding shares of PremiumWear, Inc. The purchase price was $13.50 per share in cash and totaled approximately $39.0 million (net of cash acquired) for the shares plus debt assumed of $3.9 million. PremiumWear designs, embroiders and sells specialty apparel products through distributors and independent sales representatives to the promotional products/advertising specialty industry, primarily in the United States.

   The Company's fiscal year ends the last Saturday of June. The Company's results for fiscal year 2001 contained 53 weeks, whereas fiscal years 2000 and 1999 contained 52 weeks.

   In the first quarter of fiscal year 2001, the Company changed its internal reporting for segments. This change was precipitated by the acquisition of PremiumWear and the realignment of the Company's international subsidiaries. Prior year figures have been restated so as to match the current year presentation. The Company has now identified five reportable segments. The first segment is "Direct Marketing-US" and represents those business operations that sell primarily printed products such as checks and business forms to small businesses through direct marketing in the United States. The second segment, "Direct Sales-US," also sells primarily checks and business forms to small businesses; however, they sell primarily through distributors or by directly selling to the customer in the United States. The third segment, "Apparel", utilizes independent sales representatives to market its specialty apparel products and to solicit orders from customers in the promotional products/advertising specialty industry. "Packaging and Display Products", the fourth segment, primarily resells packaging and shipping supplies and retail signage marketed through both direct marketing and direct selling efforts. The fifth segment, "International", sells primarily printed products such as checks and business forms to small businesses in Europe and Canada through direct marketing, distributors or a direct sales force.

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

Results of Operations

2001 versus 2000

   Net sales increased $63.0 million, or 12.1%, to $586.1 million for fiscal year 2001 from $523.1 million in fiscal year 2000. The sales increase was composed of a $64.6 million increase associated with the Direct Sales-US, Packaging and Display and Apparel segments. Included in this increase are $56.9 million in sales from the PremiumWear, Inc. operation, which makes up the Apparel segment, purchased in July 2000 and hence not part of the comparable figures for fiscal year 2000. These increases were offset by a slight decline, of $1.6 million, in sales of the Company's Direct Marketing-US and International segments.

   For fiscal year 2001, cost of sales increased to 43.6% of sales from 40.4% in fiscal year 2000. The increase was due primarily to the addition of PremiumWear, which incurs a higher cost of sales as a percentage of sales than the Company's other businesses. Excluding PremiumWear, cost of sales was 40.3% of sales, which is consistent with fiscal year 2000. In fiscal 2001, increased handling charges and freight discounts and improvement in plant efficiencies were offset by increases in material costs year-to-year due to a shift in product sales towards outsourced products. Cost of sales as a percentage of sales is anticipated to remain relatively consistent with fiscal year 2001 during fiscal year 2002.*

   Selling and advertising expense decreased to 33.7% of sales in fiscal year 2001 from 34.9% of sales in fiscal year 2000. The year to year decrease was due primarily to the addition of PremiumWear, which has a significantly lower selling and advertising expense as a percentage of sales than in the Company's other businesses. Selling and advertising expense as a percentage of sales is anticipated to decrease slightly during fiscal year 2002.*

   General and administrative expense declined as a percentage of sales from 14.4% of sales in fiscal year 2000 to 14.0% in fiscal year 2001. The decrease was due to the lower general and administrative expense as a percentage of sales incurred in PremiumWear. Without considering the effect of PremiumWear, general and administrative expense as a percentage of sales would have climbed due to increased investment in information systems and general corporate expenses. Additionally, during the year, the Company recognized an impairment charge of $1.7 million for the write-off of capitalized internal-use software related to an enterprise resource planning system the Company no longer plans to implement. The Company also recognized an impairment charge of $.5 million for the write-off of its investment in a privately owned web hosting company. These charges are included in general and administrative expenses. General and administrative expense as a percentage of sales is anticipated to remain relatively consistent with fiscal year 2001 during fiscal year 2002.*

   During fiscal year 2001, the Company undertook two separate restructuring actions. The first resulted in a restructuring charge of $3.5 million to provide for costs primarily associated with the Company's decision to more closely align its direct marketing and direct sales activities. As part of the restructuring program, the McBee US headquarters has been relocated from Parsippany, New Jersey to the existing RapidForms facility in Thorofare, New Jersey. In addition, the McBee manufacturing plant in Damascus, Virginia was closed and a portion of leased warehousing space currently occupied by Chiswick in Sudbury, Massachusetts was vacated. In Canada, the McBee sales and marketing organizations were combined with the local NEBS Direct Marketing operation and are operating under the NEBS name. Approximately 140 employees have been or will be affected by the restructuring either through elimination of their positions or relocation.

   The second restructuring action resulted in the Company recording an additional restructuring charge of $3.6 million to provide for costs associated with the Company's decision to eliminate excess capacity by closing a manufacturing facility in Ogden, Utah and a leased distribution facility in Sudbury, Massachusetts, along with other actions to reduce the workforce in various locations. Approximately 175 employees have been or will be affected by the restructuring, either through elimination of their positions or relocation. The following is a table of the charges incurred and the cash paid pursuant to these actions (in millions of dollars):

                             Balance    Charge for Payments or reductions    Balance
Type of Liability         June 24, 2000 the period     for the period     June 30, 2001
-----------------         ------------- ---------- ---------------------- -------------
First Restructuring
Employee termination
 benefit costs..........       $--         $2.2            $(1.3)              $.9
Facility closure costs..        --          1.3              (.6)               .7
Second Restructuring
Employee termination
 benefit costs..........        --          2.9              (.5)              2.4
Facility closure costs..        --           .7               --                .7

   The activities related to all restructuring actions identified above are anticipated to be completed by the Company during fiscal year 2002.*

   Interest expense increased to 2.3% of sales in fiscal year 2001 from 1.7% of sales in fiscal year 2000. The increase is the result of additional debt, primarily from the PremiumWear acquisition in July 2000, additional treasury share repurchases, and higher interest rates in the current year. Interest expense as a percentage of sales is anticipated to remain relatively consistent with fiscal year 2001 during fiscal year 2002.*

   The provision for income taxes as a percentage of pre-tax income increased to 39.0% in fiscal year 2001 from 35.8% in fiscal year 2000. The lower fiscal year 2000 provision was due to a favorable letter ruling affecting prior years' state tax rates. The Company anticipates that its effective tax rate for fiscal year 2002 will be relatively consistent with fiscal year 2001.*

   The Company will continue to seek opportunities to acquire companies, businesses and product lines to enhance the Company's competitive position in the marketplace or to gain access to new markets, products, competencies or technologies such as the PremiumWear acquisition completed in July 2000.* In addition, the Company will continue to seek opportunities to enhance the cost structure of the Company, to improve operating efficiencies, and to fund investments in support of the Company's strategies.*

2000 versus 1999

   Net sales increased $19.2 million, or 3.8%, to $523.1 million for fiscal year 2000 from $503.9 million in fiscal year 1999. The net sales increase was due to growth in sales of seasonal holiday cards and personalized work apparel sold principally through the Direct Marketing-U.S. and International segments. Net sales increased in the Packaging and Display segment primarily as a result of expanded distribution facilities. In the Direct Sales-U.S. segment, net sales growth was attributable to an increase in orders derived from bank referral contracts.

   For fiscal year 2000, cost of sales decreased to 40.4% of sales from 40.5% in fiscal year 1999. This change was partially due to increased efficiencies in the Company's U.S. operating units primarily selling business forms and related printed products tied in part to the benefits from acquisition integration activities in fiscal 2000 which helped offset higher transportation costs.

   Selling and advertising expense decreased to 34.9% of sales in fiscal year 2000 from 35.0% of sales in fiscal year 1999. The decrease was due primarily to reduced direct mail costs. This decrease was partially offset by higher selling and advertising expense generated by the McBee sales force.

   General and administrative expense increased to 14.4% of sales in fiscal year 2000 from 14.2% in fiscal year 1999. During fiscal year 2000, the Company continued to increase spending levels associated with its program to re-engineer financial and operational information systems.

   Interest expense was at 1.7% of sales in fiscal years 2000 and 1999.

   The provision for income taxes as a percentage of pretax income decreased from 39.5% in fiscal year 1999 to 35.8% in fiscal year 2000 primarily as a result of a one-time tax benefit due to a favorable letter ruling effecting both current and prior years' state taxes.

New Accounting Pronouncements

   In the first quarter of fiscal 2001, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This adoption resulted in an initial credit of $.4 million (net of tax) to Accumulated Other Comprehensive Loss. However, the adoption of the Standard had an immaterial impact on net income for the period.

   In the fourth quarter of fiscal 2001, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition". This SAB was intended to clarify certain elements of revenue recognition. It has been supplemented by a "frequently asked questions" document. Adoption of this SAB did not materially impact the Company's revenue recognition practices.

   In the fourth quarter of fiscal 2001, the Company adopted the Emerging Issues Task Force Consensus No. 00-10, "Accounting for Shipping and Handling Fees and Costs". The consensus states that a seller of goods should classify fees attributable to shipping and handling in the income statement as revenues. The Company had previously netted such fees against shipping and handling costs in the cost of sales line. In fiscal years 2001, 2000 and 1999, approximately $42 million, $37.7 million and $33.5 million, respectively, which previously would have reduced cost of sales, have been classified as revenues. There was no effect on reported net income.

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations," which supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets," which supercedes APB opinion No. 17, "Intangible Assets". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal 2002. Adoption of these statements will result in $98.3 million of goodwill and tradenames, currently being amortized over periods of 20 to 40 years, no longer requiring recurring amortization. Additionally, an intangible asset called assembled workforce will be reclassified to goodwill and will result in $2.3 million, currently being amortized over a period of 6 years, no longer requiring recurring amortization. In fiscal year 2002, approximately $3.9 million which previously would have been amortized will not require amortization. No restatement of prior periods is required; instead a footnote disclosure will identify the historical effect on earnings.

Liquidity and Capital Resources

   Cash provided by operating activities amounted to $55.6 million in fiscal year 2001, approximately $2.5 million, or 4.7%, higher than the $53.1 million provided in fiscal year 2000. This increase in cash provided by operating activities was composed principally of a $10.6 million decrease in net income, a $3.3 million increase in non-cash depreciation and amortization, a $2.2 million charge for asset impairments, $7.1 million for exit costs and $.5 million in the amount of cash provided by working capital and other non-cash adjustments to reported net income. In fiscal year 2000, cash provided by operating activities increased $7.5 million, or 16.4%, from the $45.6 million dollars provided in fiscal year 1999 due principally to a $2.9 million increase in net income and a $.9 million increase in non-cash depreciation and amortization expense, plus an increase of $3.7 million in the amount of cash provided by working capital and other non-cash adjustments to reported net income.

   Working capital as of June 30, 2001 amounted to $69.4 million, including $7.2 million of cash and short-term investments. This represents an increase of $13.5 million from the working capital balance of $55.9 million, including cash and short-term investments of $3.5 million, at the end of fiscal year 2000. The increase in working capital during the period is principally due to the effect of the PremiumWear, Inc. acquisition in July 2000. The Company does not expect to experience any significant change to the amount of working capital investment required to support its business during fiscal year 2002.* Working capital increased in fiscal year 2000 by $3.8 million, which was not a significant change.

   Capital expenditures of $26.8 million in fiscal year 2001 represented a $5.7 million increase from the $21.1 million expended in fiscal year 2000 and a $9.9 million increase from the $16.9 million expended in fiscal year 1999. Capital expenditures over the three-year period have included significant investments in the purchase, development and implementation of information systems infrastructure, operating systems and the Company's website and manufacturing related equipment. In fiscal year 2001, over $5.0 million was invested in information systems and embroidery and distribution capacity for the company's recently acquired PremiumWear business. Capital expenditures in fiscal year 2000 included an investment of $1.0 million in a leased distribution center in Lithia Springs, Georgia; and in fiscal year 1999 included a $1.2 million expansion of the Company's Midland,

Ontario manufacturing facility. The Company expects capital expenditures to approximate $16.5 million in fiscal year 2002, which will include additional planned improvements in information systems infrastructure and investments to enhance manufacturing capability.*

   The Company repurchased 1,111,432 shares of the Company's common stock for $17.6 million in cash during fiscal year 2001, 595,157 shares of the Company's common stock for $14.2 million in cash during fiscal year 2000 and 509,600 shares of the Company's common stock for $14.0 million in cash during fiscal year 1999. In addition, the Company declared and paid a cash dividend of $.80 per share during each of the last three fiscal years, amounting to a total of $10.4 million in fiscal 2001, $11.0 million in fiscal 2000 and $11.5 million in fiscal 1999. The Company still has authorization from its Board to purchase an additional 1,202,600 shares of its stock.

   In addition to its present cash and short-term investment balances, the Company has consistently generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. The Company currently has a committed, unsecured, revolving credit agreement for $200 million. Subsequent to the end of the fiscal year, in July 2001, the Company amended the agreement to decrease the participating banks to seven and extend the facility maturity date to July 2004. At June 30, 2001, the Company had $178.5 million of outstanding debt under this credit facility. The credit agreement contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. The Company is in compliance with these provisions.

   Subsequent to the end of the fiscal year, during July 2001, the Company entered into a committed, unsecured, revolving credit agreement for $10 million. Under this credit agreement the Company has the option to borrow at the Eurodollar rate plus a spread or the agent bank's lending rate prevailing from time to time. The credit agreement contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios.

   In order to effectively fix the interest rate on a portion of the debt outstanding under the revolving line of credit, the Company has entered into seven interest rate swap agreements with three of the banks party to the credit agreements. These swap agreements contain notional principal amounts and other terms (including rate of interest paid and received and maturity date) determined with respect to the Company's forecasts of future cash flows and borrowing requirements. At June 30, 2001 the notional principal amount outstanding under the interest rate swap agreements totaled $160.0 million.

   The Company anticipates that its current cash on hand, cash flow from operations and additional availability under the lines of credit will be sufficient to meet the Company's liquidity requirements for its operations and capital expenditures during fiscal year 2002.* However, the Company may pursue additional acquisitions from time to time, such as the acquisitions mentioned in "Overview", which would likely be funded through the use of available cash, the issuance of stock, the obtaining of additional credit, or any combination thereof.*

Certain Factors That May Affect Future Results

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

   Low-price, high-volume office supply chain stores have entered our core business of selling standardized business forms, checks and related products to small businesses. Because of their size, these superstores have the buying power to offer many of these products at competitive prices. These superstores also offer the convenience of "one-stop shopping" for a broad array of office supplies that we do not offer. In addition, national superstore competitors have greater financial strength to reduce prices or increase promotional discounts in order to seek or retain market share.

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

   Average annual sales per customer of our core products have remained relatively stable over time. As a result, we rely, in part, on continually attracting new customers for these mature products. Our sales and profits have been adversely affected by economic-related contractions in the small business economy. We expect that our sales and profits will continue to be affected by changes in the levels of small business formations and failures and from other economic events that affect the small business economy generally.

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

   In addition, the enactment of privacy laws could constrain our ability to obtain prospect lists or to telemarket to prospective customers.

   Increases in the cost of paper and in postal rates adversely impact our costs, which we may be unable to offset by reducing costs in other areas or by raising prices.

   The cost of paper to produce our products, catalogs and advertising materials makes up a significant portion of our total costs. Also we rely on the U.S. Postal Service to deliver most of our promotional materials. Prices for the various types of paper that we use have been volatile, and we expect them to continue to be so. Third class postal rates have generally increased over the past ten years, at times significantly. We are not sure that we will always be able to reduce costs in other areas or to increase prices for our products sufficiently to offset increases in paper costs and postal rates. If we are unable to offset these cost and expense increases, our profits will be adversely affected.

   Disruption in the services provided by certain of our critical vendors may adversely affect our operating performance and profits.

   In order to obtain favorable pricing, we have selected a limited number of vendors to provide key services to our business. Examples of this are as follows:

  . we use MCI WorldCom to provide a majority of the toll-free telephone lines for our direct marketing business,

  . we use United Parcel Service to deliver most of the products that we ship to customers,

  . we rely on the postal services of the countries in which we do business to deliver our catalogs and other advertising material to customers.

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

   We purchase a majority of our apparel products either from "full package" manufacturers in various foreign countries, or through 807 programs (assembly only) in Central America. In most cases these same manufacturers supply other apparel companies, many of which are significantly larger than our apparel business and are able, when necessary, to secure preferential treatment from the manufacturers. The availability of product from these manufacturers can also be adversely affected by social and economic conditions in their respective regions. Any significant disruption in our relationships with our current manufacturers could adversely affect our apparel business to the extent we cannot readily find alternative sources of supply at comparable levels of price and quality.

   Inaccurate forecasting of the demand for specific apparel styles and sizes could reduce our sales and profits.

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

   Failure of our apparel licensors to adequately promote our licensed brands and protect those brands from infringement could reduce our sales and profits.

   We believe that brand awareness is an important factor to the end-user of our apparel products, and in that regard we market and sell a majority of our apparel products under nationally-recognized brands licensed from third parties. In each case, the licensor is primarily responsible for promoting its brand and protecting its brand from infringement. The failure of one or more of our licensors to adequately promote or defend their brands could diminish the perceived value of those brands to our customers, which could lead to reduced sales and profits.

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

   Any write-down of our investment in Advantage Business Services Holdings, Inc. required under generally accepted accounting principles could reduce our reported earnings.

   As of the date of this Annual Report on Form 10-K, we have invested a total of $30.5 million for a minority investment in Advantage Business Services Holdings, Inc., a closely-held payroll processing company. This investment is currently reported on our balance sheet at our cost. If, as a result of Advantage's performance or other economic factors beyond our control, the value of this investment on our books exceeds the realizable value of the investment in the market, then we may be required under generally accepted accounting principles to write-down the reported value of the investment, which could reduce our reported earnings for the period in which the write-down occurs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to a number of market risks, primarily due to the effects of changes in foreign currency exchange rates and interest rates. Investments in and loans and advances to foreign subsidiaries and branches, and their resultant operations, denominated in foreign currencies, create exposures to changes in exchange rates. The Company's utilization of its revolving line of credit (which carries a variable interest rate) creates an exposure to changes in interest rates. The effect, however, of changes in exchange rates and interest rates on the Company's earnings generally has been small relative to other factors that also affect earnings, such as business unit sales and operating margins. This is because (i) foreign operations represent a relatively small portion of the Company's total activity, the magnitude of foreign currency transactions has been minimal and forward foreign currency contracts have been historically entered into to hedge certain foreign exchange rate fluctuations; (ii) a significant portion of the Company's borrowings are fixed through interest rate swaps. In order to effectively convert the interest rate of a portion of the Company's debt from a Eurodollar-based floating rate to a fixed rate, the Company has entered into interest rate swap agreements with major commercial banks. Although the Company is exposed to credit and market risk in the event of future nonperformance by any of the banks, management has no reason to believe that such an event will occur.

   The Company does, however, have a component of its borrowings that is not hedged. A 10% upward movement in interest rates would impact earnings and cash flows by approximately $.1 million because of this unhedged position. For more information on these market risks and financial exposures, see the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. The Company does not hold or issue financial instruments for trading, profit or speculative purposes.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The Company will furnish to the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended June 30, 2001 a definitive Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders to be held on October 26, 2001. The information required by this Item concerning the directors of the Company who have been nominated for reelection is incorporated by reference to "Election of Directors" in the Proxy Statement.

   Benjamin H. Lacy, a director since 1970, has decided to retire from NEBS Board and will not be standing for reelection at the above-mentioned Annual Meeting of Stockholders. The information required by this item concerning Mr. Lacy is as follows: Mr. Lacy, age 75, has been Chairman of the Board and, prior to July 2000, President of The Clipper Ship Foundation, Inc., a grant-making charitable foundation, since 1995. Prior to that he was a partner of, and subsequently of counsel to, the law firm of Hill & Barlow, a professional corporation.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is incorporated by reference to "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   The following documents are filed as part of this report:

   (a)(1) Consolidated Financial Statements

                                                                            Page
                                                                            ----
New England Business Service, Inc. and Subsidiaries
Consolidated Balance Sheets as of June 30, 2001 and June 24, 2000.........   F-2
Statements of Consolidated Income for the fiscal years ended June 30,
 2001, June 24, 2000 and
 June 26, 1999............................................................   F-3
Statements of Consolidated Stockholders' Equity for the fiscal years ended
 June 30, 2001, June 24, 2000 and June 26, 1999...........................   F-4
Statements of Consolidated Cash Flows for the fiscal years ended June 30,
 2001, June 24, 2000 and June 26, 1999....................................   F-5
Notes to Consolidated Financial Statements................................   F-6
Independent Auditors' Report..............................................  F-20

   (a)(2) Financial Statement Schedule

Schedule II -- Valuation and Qualifying Accounts..........................  F-21

   Schedules I, III, IV and V are omitted as they are not applicable or required under Regulation S-X.

   (a)(3) List of Exhibits

   Exhibits required to be filed by Item 601 of Regulation S-K are listed in the exhibit index beginning on page X-1.

   (b) Reports on Form 8-K

   None

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

                                          New England Business Service, Inc.
                                          (Registrant)

                                                  /s/ Robert J. Murray
                                          By: _________________________________
                                                     (Robert J. Murray,
                                               Chairman, President and Chief
                                                     Executive Officer)

Date: September 1, 2001

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS that each of the undersigned officers and directors of New England Business Service, Inc., a Delaware corporation (the "Company"), hereby constitutes and appoints Robert J. Murray and Daniel M. Junius, and each of them, with full power to act without the other, his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities (until revoked in writing) to sign the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                 Name                            Title                   Date
                 ----                            -----                   ----

         /s/ Robert J. Murray          Chairman, President and     September 1, 2001
______________________________________  Chief Executive Officer
          (Robert J. Murray)            and Director (Principal
                                        Executive Officer)

          /s/ William T. End           Director                    September 1, 2001
______________________________________
           (William T. End)

           /s/ Neil S. Fox             Director                    September 1, 2001
______________________________________
            (Neil S. Fox)

         /s/ Robert L. Gable           Director                    September 1, 2001
______________________________________
          (Robert L. Gable)

         /s/ Benjamin H. Lacy          Director                    September 1, 2001
______________________________________
          (Benjamin H. Lacy)

          /s/ Thomas J. May            Director                    September 1, 2001
______________________________________
           (Thomas J. May)

                 Name                            Title                   Date
                 ----                            -----                   ----
        /s/ Herbert W. Moller          Director                    September 1, 2001
______________________________________
         (Herbert W. Moller)

          /s/ Brian E. Stern           Director                    September 1, 2001
______________________________________
           (Brian E. Stern)

         /s/ M. Anne Szostak           Director                    September 1, 2001
______________________________________
          (M. Anne Szostak)

         /s/ Daniel M. Junius          Senior Vice President,      September 1, 2001
______________________________________  Chief Financial Officer
          (Daniel M. Junius)            and Treasurer (Principal
                                        Financial and Accounting
                                        Officer)

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
New England Business Service, Inc. and Subsidiaries

Consolidated Balance Sheets as of June 30, 2001 and June 24, 2000.........   F-2

Statements of Consolidated Income for the fiscal years ended June 30,
 2001, June 24, 2000 and
 June 26, 1999............................................................   F-3

Statements of Consolidated Stockholders' Equity for the fiscal years ended
 June 30, 2001, June 24, 2000 and June 26, 1999...........................   F-4

Statements of Consolidated Cash Flows for the fiscal years ended June 30,
 2001, June 24, 2000 and June 26, 1999....................................   F-5

Notes to Consolidated Financial Statements................................   F-6

Independent Auditors' Report..............................................  F-20

Schedule II--Valuation and Qualifying Accounts............................  F-21

              NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        June 30, 2001 and June 24, 2000
                  (In thousands of dollars, except share data)

                                                    June 30, 2001 June 24, 2000
                                                    ------------- -------------
                      ASSETS
Current Assets:
Cash and cash equivalents.........................    $   7,154     $   3,469
Accounts receivable (less allowance for doubtful
 accounts of $5,344 in 2001 and $5,037 in 2000)...       59,529        55,483
Inventories.......................................       42,599        24,578
Direct mail advertising materials, net and prepaid
 expenses.........................................       13,601        16,445
Deferred income tax benefit.......................       15,133         8,241
                                                      ---------     ---------
   Total current assets...........................      138,016       108,216
Property and Equipment:
 Land and buildings...............................       45,884        43,553
 Equipment........................................      146,782       122,163
                                                      ---------     ---------
 Property and equipment...........................      192,666       165,716
 Less accumulated depreciation....................     (115,598)     (101,310)
                                                      ---------     ---------
  Property and equipment, net.....................       77,068        64,406
Deferred Income Tax Benefit.......................       16,986         8,796
Goodwill, net.....................................       68,274        60,567
Tradenames, net...................................       30,073        30,792
Customer Lists, net...............................       16,650        23,974
Long-Term Investments.............................       12,869        13,369
Other Assets......................................       17,748        13,551
                                                      ---------     ---------
   Total..........................................    $ 377,684     $ 323,671
                                                      =========     =========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable..................................    $  18,546     $  18,951
Federal and state income taxes....................        2,868           117
Accrued bonus distribution........................        2,218         2,382
Accrued payroll expense...........................       10,344        11,894
Accrued employee benefit expense..................       10,790         6,839
Accrued exit costs/restructuring charge...........        4,665           147
Accrued derivative contracts at fair value........        4,517           --
Obligations under capital lease--current portion..        1,323           819
Current portion of long-term debt.................          120           --
Deferred income taxes.............................        3,378         1,761
Other accrued expenses............................        9,837         9,344
                                                      ---------     ---------
   Total current liabilities......................       68,606        52,254
Obligations Under Capital Lease...................        1,550         1,610
Long-Term Debt....................................      179,168       133,500
Deferred Income Taxes.............................       14,457        10,578
Commitments and Contingencies
Stockholders' Equity:
Preferred stock
Common stock, par value, $1 per share--authorized,
 40,000,000 shares; issued, 15,511,093 shares in
 2001 and 15,399,447 shares in 2000; outstanding,
 12,499,702 shares in 2001 and 13,499,488 shares
 in 1999..........................................       15,511        15,399
Additional paid-in capital........................       52,083        50,337
Unamortized value of restricted stock awards......         (157)         (115)
Accumulated other comprehensive loss..............       (7,417)       (3,399)
Retained earnings.................................      113,628       105,278
                                                      ---------     ---------
   Total..........................................      173,648       167,500
Less treasury stock, at cost--3,011,391 shares in
 2001 and 1,899,959 shares in 2000................      (59,745)      (41,771)
                                                      ---------     ---------
   Total stockholders' equity.....................      113,903       125,729
                                                      ---------     ---------
   Total..........................................    $ 377,684     $ 323,671
                                                      =========     =========

See notes to consolidated financial statements.

              NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME

   For the Fiscal Years Ended June 30, 2001, June 24, 2000 and June 26, 1999
                     (In thousands, except per share data)

                                                     2001      2000      1999
                                                   --------  --------  --------
Net Sales......................................... $586,091  $523,053  $503,933
  Cost of sales including shipping costs..........  255,458   211,181   204,284
                                                   --------  --------  --------
Gross Profit......................................  330,633   311,872   299,649
Operating Expenses:
  Selling and advertising.........................  197,509   182,425   176,439
  General and administrative......................   82,207    75,264    71,454
  Exit costs......................................    7,145       --        --
                                                   --------  --------  --------
    Total operating expenses......................  286,861   257,689   247,893
Income From Operations............................   43,772    54,183    51,756
Other Income (Expense):
  Interest income.................................      432       139       221
  Interest expense................................  (13,478)   (8,625)   (8,494)
  Gain on pension curtailment/settlement..........      --        --        259
                                                   --------  --------  --------
    Total other income (expense)..................  (13,046)   (8,486)   (8,014)
                                                   --------  --------  --------
Income Before Income Taxes........................   30,726    45,697    43,742
Provision For Income Taxes........................   11,983    16,339    17,291
                                                   --------  --------  --------
Net Income........................................ $ 18,743  $ 29,358  $ 26,451
                                                   ========  ========  ========
Per Share Amounts:
  Basic earnings per share........................ $   1.44  $   2.14  $   1.84
                                                   ========  ========  ========
  Diluted earnings per share...................... $   1.43  $   2.12  $   1.81
                                                   ========  ========  ========
  Dividends....................................... $    .80  $    .80  $    .80
                                                   ========  ========  ========
Basic Weighted Average Shares Outstanding.........   13,015    13,717    14,352
  Plus incremental shares from assumed conversion
   of stock options and contingently returnable
   shares.........................................      128       151       288
                                                   --------  --------  --------
Diluted Weighted Average Shares Outstanding.......   13,143    13,868    14,640
                                                   ========  ========  ========

See notes to consolidated financial statements.

              NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

   For the Fiscal Years Ended June 30, 2001, June 24, 2000 and June 26, 1999
                                 (In thousands)

                                        Common Stock
                                           Issued
                                       --------------
                                                                  Unamortized   Accumulated
                                       Number At Par  Additional     Value         Other                             Total
                                         of    Value   Paid-in   of Restricted Comprehensive Retained  Treasury  Stockholders'
                                       Shares Amount   Capital   Stock Awards  Income/(Loss) Earnings   Stock       Equity
                                       ------ ------- ---------- ------------- ------------- --------  --------  -------------
Balance, June 27,
 1998.............                     15,185 $15,185  $44,559       $   0        $(2,337)   $ 71,962  $(14,864)   $114,505
Issuance of common
 stock to
 employees
 pursuant to stock
 plans including
 tax benefit......                        173     173    4,941                                            1,318       6,432
Dividends paid....                                                                            (11,511)              (11,511)
Acquisition of
 treasury stock...                                                                                      (14,031)    (14,031)
Net income........                                                                             26,451                26,451
Foreign currency
 translation
 adjustment.......                                                                   (317)                             (317)
                                       ------ -------  -------       -----        -------    --------  --------    --------
Balance, June 26,
 1999.............                     15,358  15,358   49,500           0         (2,654)     86,902   (27,577)    121,529
Issuance of common
 stock to
 employees
 pursuant to stock
 plans including
 tax benefit......                         41      41      837        (165)                                             713
Dividends paid....                                                                            (10,982)              (10,982)
Amortization of
 restricted stock
 awards...........                                                      50                                               50
Acquisition of
 treasury stock...                                                                                      (14,194)    (14,194)
Net income........                                                                             29,358                29,358
Foreign currency
 translation
 adjustment.......                                                                   (770)                             (770)
Net unrealized
 investment
 gains............                                                                     25                                25
                                       ------ -------  -------       -----        -------    --------  --------    --------
Balance, June 24,
 2000.............                     15,399  15,399   50,337        (115)        (3,399)    105,278   (41,771)    125,729
Issuance of common
 stock to
 employees
 pursuant to stock
 plans including
 tax benefit......                        112     112    1,746        (188)                                (334)      1,336
Dividends paid....                                                                            (10,393)              (10,393)
Amortization of
 restricted stock
 awards...........                                                     146                                              146
Acquisition of
 treasury stock...                                                                                      (17,640)    (17,640)
Net income........                                                                             18,743                18,743
Foreign currency
 translation
 adjustment.......                                                                   (635)                             (635)
Net unrealized
 investment
 losses...........                                                                   (213)                             (213)
Net unrealized
 losses on
 derivatives held
 for hedging
 purposes.........                                                                 (3,019)                           (3,019)
Cumulative effect adjustment recorded
 upon the adoption of SFAS No. 133..                                                  391                               391
Net pension
 adjustment.......                                                                   (542)                             (542)
                                       ------ -------  -------       -----        -------    --------  --------    --------
Balance, June 30,
 2001.............                     15,511 $15,511  $52,083       $(157)       $(7,417)   $113,628  $(59,745)   $113,903
                                       ====== =======  =======       =====        =======    ========  ========    ========
                                       Comprehensive
                                          Income
                                       -------------
Balance, June 27,
 1998.............
Issuance of common
 stock to
 employees
 pursuant to stock
 plans including
 tax benefit......
Dividends paid....
Acquisition of
 treasury stock...
Net income........                        $26,451
Foreign currency
 translation
 adjustment.......                           (317)
                                       -------------
Balance, June 26,
 1999.............                        $26,134
                                       =============
Issuance of common
 stock to
 employees
 pursuant to stock
 plans including
 tax benefit......
Dividends paid....
Amortization of
 restricted stock
 awards...........
Acquisition of
 treasury stock...
Net income........                        $29,358
Foreign currency
 translation
 adjustment.......                           (770)
Net unrealized
 investment
 gains............                             25
                                       -------------
Balance, June 24,
 2000.............                        $28,613
                                       =============
Issuance of common
 stock to
 employees
 pursuant to stock
 plans including
 tax benefit......
Dividends paid....
Amortization of
 restricted stock
 awards...........
Acquisition of
 treasury stock...
Net income........                        $18,743
Foreign currency
 translation
 adjustment.......                           (635)
Net unrealized
 investment
 losses...........                           (213)
Net unrealized
 losses on
 derivatives held
 for hedging
 purposes.........                         (3,019)
Cumulative effect adjustment recorded
 upon the adoption of SFAS No. 133..          391
Net pension
 adjustment.......                           (542)
                                       -------------
Balance, June 30,
 2001.............                        $14,725
                                       =============

See notes to consolidated financial statements.

              NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

   For the Fiscal Years Ended June 30, 2001, June 24, 2000 and June 26, 1999
                           (In thousands of dollars)

                                                    2001      2000      1999
                                                  --------  --------  ---------
Cash Flows From Operating Activities:
Net income......................................  $ 18,743  $ 29,358  $  26,451
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation...................................    16,464    14,168     12,432
 Amortization...................................    12,515    11,553     12,413
 Gain on pension settlement/curtailment.........       --        --        (259)
 (Gain)/loss on disposal of equipment...........       386      (175)       514
 Asset impairment loss..........................     2,207       --         --
 Deferred income taxes..........................       (32)    1,463       (640)
 Exit costs.....................................     7,145       --         --
 Provision for losses on accounts receivable....     4,659     4,203      4,151
 Employee benefit charges.......................       240       121      3,003
 Changes in assets and liabilities, net of
  acquisitions:
   Accounts receivable..........................     2,200    (7,294)    (5,685)
   Inventories and advertising materials........    (2,469)   (5,542)    (2,466)
   Prepaid expenses and other assets............       549    (1,165)       495
   Accounts payable.............................    (5,235)    3,457         32
   Income taxes payable.........................     2,682       606     (2,750)
   Other accrued expenses.......................    (4,483)    2,351     (2,083)
                                                  --------  --------  ---------
     Net cash provided by operating activities..    55,571    53,104     45,608
Cash Flows From Investing Activities:
Additions to property and equipment.............   (26,836)  (21,057)   (16,866)
Acquisition of businesses--net of cash
 acquired.......................................   (38,976)      --        (256)
Proceeds from sale of facilities and equipment..        29     1,258        877
Proceeds from sale of other assets..............       --        --         140
Investment in other assets......................       --    (13,369)       (20)
                                                  --------  --------  ---------
     Net cash used by investing activities......   (65,783)  (33,168)   (16,125)
Cash Flows From Financing Activities:
Repayment of debt...............................   (83,968)  (96,250)  (113,500)
Proceeds from credit line--net of issuance
 costs..........................................   125,900   101,406    100,500
Repayment of obligations under capital lease....    (1,007)     (592)       --
Proceeds from issuance of common stock..........     1,066       526      2,923
Acquisition of treasury stock...................   (17,640)  (14,194)   (14,031)
Dividends paid..................................   (10,393)  (10,982)   (11,511)
                                                  --------  --------  ---------
     Net cash provided (used) by financing
      activities................................    13,958   (20,086)   (35,619)
Effect of Exchange Rate Changes on Cash.........       (61)      (65)        48
                                                  --------  --------  ---------
Net Increase (Decrease) in Cash and Cash
 Equivalents....................................     3,685      (215)    (6,088)
Cash and Cash Equivalents at Beginning of Year..     3,469     3,684      9,772
                                                  --------  --------  ---------
Cash and Cash Equivalents at End of Year........  $  7,154  $  3,469  $   3,684
                                                  ========  ========  =========
Supplemental Cash Flow Disclosure:
Interest paid...................................  $ 13,331  $  8,417  $   8,867
                                                  ========  ========  =========
Income taxes paid...............................  $ 10,715  $ 14,514  $  20,232
                                                  ========  ========  =========
Stock issued pursuant to employee benefit
 plans..........................................  $    --   $    --   $   2,774
                                                  ========  ========  =========
Purchase of equipment under capital lease.......  $  1,451  $  3,021  $     --
                                                  ========  ========  =========

See notes to consolidated financial statements.

              NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

   Description of Business and Basis of Consolidation--The financial statements include the accounts of New England Business Service, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company sells primarily printed business products such as checks and business forms and work/promotional apparel through a variety of channels, serves as a reseller of packaging and shipping supplies and retail signage and designs, sources and distributes embroidered and unembroidered apparel for ad specialties applications.

   Fiscal Year--The Company's fiscal year ends the last Saturday of June. The Company's results for fiscal year 2001 contained 53 weeks, whereas fiscal years 2000 and 1999 contained 52 weeks.

   Significant Estimates--In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates.

   Foreign Currency Translation--The financial statements of the Company's foreign subsidiaries are measured in the respective subsidiary's functional currency and then translated into U.S. dollars. All balance sheet accounts have been translated using the year-end rate of exchange, while income statement accounts have been translated using the average rates prevailing throughout the year. Resulting translation gains or losses are accumulated in a separate component of stockholders' equity entitled "Accumulated other comprehensive loss." Foreign currency transaction gains and losses, including those related to intercompany transactions that are expected to be settled in the short term are recorded directly in the income statement and are immaterial in all periods presented; intercompany foreign currency transaction gains and losses incurred on balances of a long term investment nature are recorded as translation gains and losses.

   Cash and Cash Equivalents--The Company considers its holdings in short-term money market accounts and certificates of deposit with an original maturity of three months or less to be cash equivalents.

   Inventories--Inventories are generally carried at the lower of first-in, first-out cost or market. At year end, inventories consisted of:

                                                            2001        2000
                                                         ----------- -----------
   Raw Material......................................... $ 1,821,000 $ 1,804,000
   Work in Process......................................   1,459,000         --
   Finished Goods.......................................  39,319,000  22,774,000
                                                         ----------- -----------
     Total.............................................. $42,599,000 $24,578,000
                                                         =========== ===========

   Long-Term Investments--In March 2000, the Company invested $12,900,000 and $500,000, respectively, in the common stock of Advantage Business Services Holdings, Inc. and the convertible preferred stock of WebNow.com, Inc. These investments represent less than a 20% voting interest in these companies. Also, the securities are not considered to be marketable equity securities under SFAS 115 because both of the companies are currently privately held and, hence, the securities are restricted and have no readily determinable market value. These investments have been carried at cost and will periodically be evaluated to determine whether a decline in fair value below the original cost basis has occurred and is other than temporary. Both of the investments have been classified as long-term assets on the consolidated balance sheet because of their non-marketable nature and management's intent to hold these investments for the long term.

   In the fourth quarter of fiscal 2001, the Company recognized an impairment charge of $500,000 and wrote off its investment in WebNow, Inc.

   Direct Mail Advertising--The Company expenses the production costs of advertising at the time the advertising is initiated, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefit; this period is not in excess of six months. Direct-response advertising consists primarily of product catalogs and associated mailing costs. As of June 30, 2001 and June 24, 2000, $7,569,000 and $10,773,000, respectively, were reported as direct advertising assets and included in direct mail advertising materials, net and prepaid expenses in the consolidated balance sheets. Advertising expense included in selling and advertising was $61,030,000 in 2001, $59,243,000 in 2000, and $56,680,000 in
1999.

   Property and Equipment--Property and equipment are carried at cost. Depreciation is computed over the estimated useful lives (three to twenty years) of the assets using the straight-line method.

   Leased Property Under Capital Leases--Property under capital leases is amortized over the lives of the respective leases or the estimated useful lives of the assets whichever is shorter.

   Goodwill--Goodwill acquired is being amortized on a straight-line basis over periods of 20 to 40 years. Accumulated amortization amounted to $7,288,000 and $5,079,000 at June 30, 2001 and June 24, 2000, respectively.

   Customer Lists, Tradenames and Other Assets--Customer lists, tradenames and other assets are amortized using the straight-line method or the effective-interest method over their estimated lives. The ranges of estimated lives and accumulated amortization balances for each category of assets are as follows:

                                                           2001         2000
                                                       Accumulated  Accumulated
Description                                   Lives    Amortization Amortization
-----------                                 ---------- ------------ ------------
Customer lists............................. 2-18 years $29,776,000  $22,462,000
Tradenames.................................   40 years   2,727,000    1,907,000
Other assets:
  Covenant not to compete..................  2-5 years     801,000      390,000
  Debt issue costs.........................  3-5 years     537,000      294,000
  Assembled workforce......................    6 years   2,518,000    1,701,000
  Long-term contracts......................   16 years     331,000          --
  Bank referral agreements.................   20 years   1,141,000      771,000

   Revenue Recognition--Revenue is recognized on product sales at the point in time when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of product at a specified price and considers delivery to have occurred at the point of shipment. While the Company does provide its customers with a right of return, revenue is not deferred. Rather, a reserve for sales returns is provided in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48 based on significant historical experience.

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

   Per Share Amounts--Basic earnings per share amounts are computed based upon the weighted average number of shares of common stock outstanding during each fiscal year less any contingently returnable shares. Diluted earnings per share amounts are computed by also giving consideration to potentially dilutive stock options outstanding and the above mentioned contingently returnable shares. Common stock equivalents totaling approximately 1.7 million outstanding stock options are not included in the computation of earnings per share as they are anti-dilutive. A reconciliation of outstanding shares is shown on the statements of consolidated income.

   Concentration of Credit Risk--The Company extends credit to approximately
1.8 million geographically dispersed customers on an unsecured basis in the normal course of business. No individual industry or industry segment is significant to the Company's customer base. The Company has in place policies governing the extension of credit and collection of amounts due from customers.

   Derivatives--In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company has adopted this Statement in fiscal year 2001. Such adoption resulted in an initial credit of $391,000 (net of tax) to Accumulated Other Comprehensive Loss.

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

   As discussed above, the Company designates certain derivatives as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in other comprehensive income
(OCI) (see note 11). There can be, however, a portion of the hedge that is deemed "ineffective" and which can result in a charge to the Company's income statement. For the year ending June 30, 2001 the Company's ineffective portion of the hedge was immaterial to interest expense.

   Impairment of Long-Lived Assets--The Company evaluates the recoverability of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In fiscal 2001, the Company recognized an impairment charge of $1,707,000 for the write-off of capitalized internal-use software related to an enterprise resource planning system the Company no longer plans to implement. There were no adjustments to the carrying value of any long-lived assets in 2000 or 1999.

   Accounting for Stock-Based Compensation--SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic-value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. When awards are made to consultants or individuals who are other than employees, the Company does apply the precepts of SFAS 123 and the Emerging Issue Task Force Consensus No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

   New Accounting Pronouncements--As described above, in the first quarter of fiscal 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This adoption resulted in an initial credit of $391,000 (net of tax) to Accumulated Other Comprehensive Loss. However, the adoption of the Standard had an immaterial impact on net income for the period.

   In the fourth quarter of fiscal 2001, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition". This SAB was intended to clarify certain elements of revenue recognition. It has been supplemented by a "frequently asked questions" document. Adoption of this SAB did not materially impact the Company's revenue recognition practices.

   In the fourth quarter of fiscal 2001, the Company adopted the Emerging Issues Task Force Consensus No. 00-10, "Accounting for Shipping and Handling Fees and Costs". The consensus states that a seller of goods should classify fees attributable to shipping and handling in the income statement as revenues. The Company had previously netted such fees against shipping and handling costs in the cost of sales line. In fiscal years 2001, 2000 and 1999, approximately $41,989,000, $37,667,000 and $33,456,000, respectively, which previously would have reduced cost of sales, have been classified as revenues. There was no effect on reported net income.

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations," which supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 142 "Goodwill and Intangible Assets" which supercedes APB opinion No. 17, "Intangible Assets". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal 2002. Adoption of these statements will result in $98,347,000 of goodwill and tradenames, currently being amortized over periods of 20 to 40 years, no longer requiring recurring amortization. Additionally, an intangible asset called assembled workforce will be reclassified to goodwill and will result in $2,382,000, currently being amortized over a period of 6 years, no longer requiring recurring amortization. No restatement of prior periods is required; instead a footnote disclosure will identify the historical effect on earnings. In fiscal year 2002, approximately $3,900,000 which previously would have been amortized will not require amortization.

   Reclassifications--Certain reclassifications have been made to the 2000 and 1999 financial statements to conform with the 2001 presentation.

2. 2000 Acquisition

   In July 2000, the Company acquired all the outstanding shares of PremiumWear, Inc. The purchase price was $13.50 per share in cash and totaled approximately $38,976,000 (net of cash acquired) for the shares plus debt assumed of $3,856,000. The Company also incurred fees of approximately $602,000 in connection with the acquisition. The acquisition was accounted for using the purchase method of accounting. Accordingly,

PremiumWear's results of operations are included in the accompanying financial statements from the date of acquisition. The purchase price, including acquisition costs, was allocated to the net tangible assets acquired based on the fair value of such assets and liabilities. The excess cost over fair value of the net tangible assets acquired was $16,013,000, of which $5,300,000 and $583,000 were allocated to long-term contracts and non-compete agreements, respectively, and the balance of $10,130,000 to goodwill. The goodwill is currently being amortized on a straight-line basis over a period of 20 years, while the long-term contracts and non-compete agreements are being amortized over their respective useful lives. Such amortization will be impacted in the future by the Company's adoption of SFAS No. 142.

   The following unaudited pro forma financial information reflects the consolidated results of operations of the Company for the years ended June 30, 2001, June 24, 2000 and June 26, 1999 as though the acquisition described above had occurred on the first day of the respective fiscal year. The pro forma operating results are presented for comparative purposes only and do not purport to present the Company's actual operating results had the acquisitions been consummated on June 28, 1998 or results which may occur in the future:

                                             2001         2000         1999
                                         ------------ ------------ ------------
     Net sales.......................... $588,180,000 $575,610,000 $548,017,000
     Net income.........................   18,772,000   28,172,000   23,971,000
     Net income per diluted share.......         1.43         2.03         1.64

   In connection with this transaction a complaint entitled "Perry Ellis International, Inc. v. PremiumWear Inc.", was filed. The Company was subsequently named a co-defendant. The amended complaint relates to a Right of First Refusal Agreement dated as of May 22, 1996 (the "RFR Agreement") between the plaintiff and PremiumWear, Inc., and to the Company's acquisition of all the outstanding shares of PremiumWear in July 2000. In the amended complaint, the plaintiff alleges breach of the RFR Agreement and breach of an implied covenant of good faith and fair dealing against PremiumWear as a result of PremiumWear's alleged failure to notify the plaintiff of certain discussions between PremiumWear and the Company preceding the Company's agreement to purchase all of the outstanding shares of PremiumWear. The amended complaint also alleges that the Company tortiously interfered with the plaintiff's rights under the RFR Agreement by allegedly inducing PremiumWear to breach its obligations to the plaintiff under the RFR Agreement. The plaintiff is seeking damages in an unspecified amount, attorneys' fees, interest and costs. The Company believes the allegations in the amended complaint are without merit and intends to defend the lawsuit vigorously.

3. Restructuring and Impairment of Assets

   During fiscal year 2001, the Company undertook two distinct restructuring actions. The first involved a restructuring charge of $3,500,000 to provide for costs primarily associated with the Company's decision to more closely align its direct marketing and direct sales activities. As part of the restructuring program, the McBee US headquarters has been relocated from Parsippany, New Jersey to the existing RapidForms facility in Thorofare, New Jersey. In addition, the McBee manufacturing plant in Damascus, Virginia has been closed and a portion of leased warehousing space currently occupied by Chiswick in Sudbury, Massachusetts has been vacated. In Canada, the McBee sales and marketing organizations have been combined with NEBS Direct Marketing and are operating under the NEBS name. Approximately 140 employees have been affected by the restructuring either through elimination of their positions or relocation. Pursuant to this plan, the following charges and payments have been recorded:

                                            Charge
                                Balance     for the   Payments or reductions    Balance
   Type of Liability         June 24, 2000   period       for the period     June 30, 2001
   -----------------         ------------- ---------- ---------------------- -------------
   Employee termination
    Benefit costs..........       $--      $2,185,000      $(1,328,000)        $857,000
   Facility closure costs..        --       1,315,000         (643,000)         672,000

   The second restructuring resulted in the Company recording an additional restructuring charge of $3,645,000 to provide for costs associated with the Company's decision to eliminate excess capacity by closing a manufacturing facility in Ogden, Utah and a leased distribution facility in Sudbury, Massachusetts, along with other actions to reduce the workforce in various locations. Approximately 175 employees have been or will be affected by the restructuring, either through elimination of their positions or relocation. Pursuant to this plan, the following charges and payments have been recorded:

                                Balance    Charge for Payments or reductions    Balance
   Type of Liability         June 24, 2000 the period     for the period     June 30, 2001
   -----------------         ------------- ---------- ---------------------- -------------
   Employee termination
    benefit costs..........       $--      $2,900,000       $(509,000)        $2,391,000
   Facility closure costs..        --         745,000             --             745,000

   The activities related to all restructuring actions identified above are anticipated to be completed by the Company during fiscal year 2002.

4. Debt Obligations and Leases

   The Company has maintained a committed line of credit up to $200,000,000 over the past three years (the "Line of Credit"). In July 2001, subsequent to the end of the fiscal year, the Company amended and restated the Line of Credit to extend the maturity date to July 2004. Under the Line of Credit, the Company has the option to borrow at the Eurodollar rate plus a spread or the agent bank's base lending rate prevailing from time to time. The effective interest rate as of June 30, 2001 and June 24, 2000 was 4.8% and 7.4%, respectively. The credit agreement contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. The Company was in compliance with such covenants and as of June 30, 2001, $178,500,000 was outstanding under this line. Debt issuance costs incurred in connection with this facility are amortized over the term of the agreement using the effective-interest method.

   In addition, the Company has entered into a revolving line of credit with a bank in the amount of $10,000,000, maturing July 2002. The terms and conditions of this line are substantially similar to the Line of Credit described above. There were no borrowings outstanding under this arrangement as of June 30, 2001.

   The Company has a $788,000 seven-year bank term loan with annual interest of 9.25% maturing December 2006. The loan is secured by certain property, plant and equipment at the Company's Tennessee distribution facility.

   The Company has $670,000 and $296,000 outstanding at June 30, 2001 under an unsecured, uncommitted letter of credit line and standby letter of credit, respectively.

   The Company leases facilities and equipment under long-term leases with unrelated parties; several of these qualify as capitalized leases. The future minimum rental commitments for leases of certain facilities and equipment are as follows:

                                                        Operating  Capitalized
   Fiscal Year Ended June                                Leases      Leases
   ----------------------                              ----------- -----------
   2002............................................... $ 5,808,000 $1,514,000
   2003...............................................   4,741,000  1,171,000
   2004...............................................   3,984,000    363,000
   2005...............................................   3,628,000    101,000
   2006...............................................   3,446,000      6,000
   Thereafter.........................................   2,025,000        --
                                                       ----------- ----------
   Total minimum lease payments....................... $23,632,000  3,155,000
                                                       ===========
   Less amount representing interest..................                282,000
   Present value of net minimum lease payments
    including current
                                                                   ----------
   maturities of $1,323,000...........................             $2,873,000
                                                                   ==========

   The Company's investment in real property under capital leases (net) was $2,676,000 and $2,428,000 in 2001 and 2000, respectively.

   Total rental expense was $7,674,000, $6,476,000 and $6,587,000, in 2001,
2000, and 1999, respectively. Included in those amounts were payments for properties leased from a former executive officer of $1,174,000, $1,035,000 and $1,171,000 in 2001, 2000 and 1999, respectively.

5. Financial Instruments

   In order to minimize exposure to foreign currency fluctuations with respect to foreign currency exposures, the Company may enter into forward exchange rate contracts for the amount of the exposure. At June 30, 2001, the Company had no outstanding forward currency contracts. Gains or losses on those previously closed have been immaterial.

   The Company has entered into seven interest rate swap agreements with three major commercial banks in order to effectively convert the interest rate of a portion of the Company's outstanding revolving credit debt from a Eurodollar-based floating rate to a fixed rate. The agreements expire on different dates, and the total notional principal amount decreases over time. Although the Company is exposed to credit and market risk in the event of future non-performance by any of the banks, management has no reason to believe that such an event will occur. Information regarding the agreements as of June 30, 2001 follows:

                                         Fixed                     Agreement
   Notional Principal Amount         Interest Rate Fair Value   Expiration Date
   -------------------------         ------------- -----------  ----------------
   $15,000,000......................     5.71%     $  (165,000)  January 8, 2002
    25,000,000......................     6.44         (722,000) October 19, 2002
    25,000,000......................     4.69         (132,000) December 8, 2002
    25,000,000......................     6.95       (1,151,000)    March 7, 2003
    25,000,000......................     7.10       (1,178,000)    June 29, 2003
    25,000,000......................     6.91       (1,239,000)     July 7, 2003
    20,000,000......................     5.00           70,000      June 8, 2004

   As of June 30, 2001 and June 24, 2000, the carrying value of all other financial instruments approximated fair value.

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

   On October 23, 1998, the Company's Board of Directors authorized the repurchase of up to two million additional shares of the Company's common stock over a two year period, replacing an earlier authorization. As of October 20, 2000, the expiration of the 1998 authorization, 1,403,257 shares had been purchased at a cumulative cost of $33,718,000. On October 20, 2000, the Company's Board of Directors authorized the repurchase of up to two million shares, replacing the expiring 1998 authorization. The new authorization expires on October 31, 2003. As of June 30, 2001, 797,400 shares had been purchased under the October 2000, authorization at a cumulative cost of $12,147,000.

7. Stock Options And Awards

   At the Company's October 1997 annual meeting, the stockholders approved the NEBS Key Employee and Eligible Director Stock Option and Stock Appreciation Rights Plan (the "1997 Plan"). The 1997 Plan amended and restated the Company's 1990 plan and 1994 plan and incorporated the two plans into the 1997 Plan. Under the 1997 Plan, the Company was authorized to issue 1,300,000 shares of common stock pursuant to the granting of stock options or stock appreciation rights in addition to the shares remaining available for issuance under the 1990 and 1994 option plans (these plans had authorized the issuance of up to 1,200,000 and 1,000,000 shares, respectively).

   In addition to shares issuable under these plans, the Company approved and adopted the NEBS 2000 Stock Option Plan for PremiumWear Employees (the "2000 Plan"). Under the 2000 Plan, the Company was authorized to issue 105,083 shares of the Company's common stock pursuant to the granting of stock options.

   Under the terms of the Company's stock option plans, options are granted to purchase stock at fair market value on the date of the option grant. Options granted have been exercisable in full in terms of up to nine years from the date of grant and the options expire no later than ten years from the date of grant. Generally, the options vest and become exercisable over a four year period. As of June 30, 2001, 2,737,933 shares of common stock are reserved for issuance under the Company's stock option plans, of which 2,437,037 are subject to outstanding options and 300,896 remain available for future option grants. During fiscal 2000, the Company repurchased outstanding options for 861,385 shares at a cost of $430,693 and charged such buyout amount to compensation expense in general and administrative expenses.

   Options for 1,464,204, 1,158,775 and 1,053,769 shares were currently exercisable under all option arrangements at June 30, 2001, June 24, 2000 and June 26, 1999, respectively. There were no outstanding stock appreciation rights under any of the plans during 2001, 2000 or 1999.

   A summary of activity under the Company's stock option plans during 2001, 2000, and 1999 follows:

                                                                    Weighted-
                                        Number of    Per Share       Average
                                         Shares     Option Price  Exercise Price
                                        ---------  -------------- --------------
   June 27, 1998....................... 1,891,870  $14.75 - 33.13     $22.66
     Granted...........................   597,452   28.88 - 33.88      28.03
     Exercised.........................  (188,344)  14.75 - 30.00      19.03
     Expired...........................   (92,867)  15.38 - 33.13      28.51
                                        ---------
   June 26, 1999....................... 2,208,111   14.75 - 33.88      24.20
                                        ---------
     Granted...........................   407,300   13.88 - 27.69      27.35
     Repurchased.......................  (861,385)  25.75 - 33.88      28.34
     Exercised.........................   (30,233)  14.75 - 20.75      17.31
     Expired...........................  (112,070)  25.75 - 33.88      28.68
                                        ---------
   June 24, 2000....................... 1,611,723   14.75 - 33.88      22.63
                                        ---------
     Granted........................... 1,054,151   15.00 - 20.88      17.28
     Exercised.........................   (96,000)  14.75 - 19.75      15.27
     Expired...........................  (132,837)  15.00 - 30.00      19.90
                                        ---------
   June 30, 2001....................... 2,437,037   14.75 - 33.88      20.73
                                        =========

   The following table presents information with regard to all stock options outstanding at June 30, 2001:

                                    Options Outstanding           Options Exercisable
                             --------------------------------- --------------------------
                                          Weighted-
                                           Average
                                          Remaining  Weighted-
                                         Contractual  Average                Weighted-
                               Number       Life     Exercise    Number       Average
   Range of Exercise Price   Outstanding   (years)     Price   Exercisable Exercise Price
   -----------------------   ----------- ----------- --------- ----------- --------------
   $13.88 - 16.56..........     733,789     7.94      $15.10      327,268      $15.19
    17.88 - 19.75..........     552,092     5.31       18.51      456,842       18.35
    20.13 - 21.50..........     405,456     7.97       20.85      163,581       20.78
    25.75 - 33.13..........     745,700     6.81       27.87      516,513       27.64
                              ---------     ----      ------    ---------      ------
                              2,437,037     7.09      $20.73    1,464,204      $21.20
                              =========     ====      ======    =========      ======

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

                                               2001        2000        1999
                                            ----------- ----------- -----------
   Net income:
     As reported........................... $18,743,000 $29,358,000 $26,451,000
     Pro forma.............................  16,827,000  27,921,000  24,911,000
   Net income per diluted share:
     As reported........................... $      1.43 $      2.12 $      1.81
     Pro forma.............................        1.28        2.01        1.70

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

   The fair value of each stock option granted in 2001, 2000 and 1999 under the Company's stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used to value grants issued for each year:

                                  Weighted-
                                   Average        Average               Dividend
                                Risk Free Rate Expected Life Volatility  Yield
                                -------------- ------------- ---------- --------
   1999........................      5.94%       5.5 years     24.12%     2.8%
   2000........................      6.20%       5.5 years     21.49%     2.9%
   2001........................      4.73%       5.1 years     33.98%     4.6%

   The weighted-average fair values per share of stock options granted during 2001, 2000 and 1999 were $4.11, $6.41 and $6.98, respectively. It should be noted that the Black-Scholes option pricing model used in the calculation was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years. Management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances.

   The Company also maintains a Stock Compensation Plan (the "Stock Compensation Plan"). Under the Stock Compensation Plan, up to 300,000 shares of common stock may be issued to the Company's directors and employees in lieu of cash compensation otherwise payable. At June 30, 2001, 259,871 shares remain reserved for issuance under the Stock Compensation Plan.

   During fiscal year 2001 and 2000, the Company awarded restricted stock to several executive employees under the Stock Compensation Plan. For these awards, which vest after three years, the fair market value of the shares is expensed over the vesting period. The unamortized portion of deferred compensation expense is recorded as a reduction of shareholder's equity. Recipients of all restricted shares have the right to vote such shares and receive dividends.

8. Benefit Plans

   The Company sponsors several 401(k) plans covering substantially all of the Company's domestic employees. Contributions to the plans are made by way of participant salary deferrals and Company contributions. Company contributions include combinations of matching, fixed and discretionary contributions, subject to a maximum Company obligation ranging from 4% to 9% of an employee's eligible pay. The Company's aggregate contributions to the plans were $7,017,000 in fiscal 2001, $6,638,000 in fiscal 2000, and $6,410,000 in fiscal
1999.

   During fiscal 1998, the Company amended one of its Canadian defined benefit plans to freeze participation at December 31, 1997 and recorded a plan curtailment gain of $313,000 associated with this action. The Company recorded a plan settlement gain of $259,000 during 1999 related to the Canadian plan termination.

   SFAS No. 87, "Employers' Accounting for Pensions," requires the accrual of pension benefits during the years an employee provides service to the Company. The Company has a supplemental executive retirement plan which is currently unfunded. Executive employees are eligible to become members of the plan upon designation by the Board of Directors. Benefits under the plan are based on each participant's annual earnings and years of service. Provision for this benefit is charged to operations over the participant's term of employment.

   The following table sets forth the plans' funded status and obligations as of June 30, 2001 and June 24, 2000:

                                                          2001         2000
                                                       -----------  ----------
   Change in benefit obligation:
     Benefit obligation at beginning of year.........  $ 1,350,000  $1,064,000
     Service cost....................................      185,000     144,000
     Interest cost...................................      119,000      81,000
     Actuarial loss (excluding assumptions changes)..    1,280,000     235,000
     Actuarial loss/(gain) due to assumptions
      changes........................................      141,000    (174,000)
                                                       -----------  ----------
       Benefit obligation at end of year.............  $ 3,075,000  $1,350,000
                                                       ===========  ==========
   Funded status:
     Accumulated benefit obligation ("ABO") in excess
      of plan assets.................................  $ 3,075,000  $1,350,000
     Unrecognized net loss...........................   (1,481,000)    (65,000)
     Unrecognized prior service cost.................     (766,000)   (842,000)
                                                       -----------  ----------
       Net benefit liability.........................  $   828,000  $  443,000
                                                       ===========  ==========
   Amounts recognized in the consolidated balance
    sheets:
     Accrued benefit liability.......................  $ 2,526,000   $ 915,000
     Intangible asset................................     (766,000)   (472,000)
     Accumulated other comprehensive income..........     (932,000)        --
                                                       -----------  ----------
       Net amount recognized.........................  $   828,000  $  443,000
                                                       ===========  ==========


   The components of net periodic benefit cost for 2001, 2000 and 1999 are as follows:

                                                      2001     2000      1999
                                                    -------- --------  --------
   Service cost.................................... $185,000 $144,000  $ 71,000
   Interest cost...................................  119,000   81,000    36,000
   Amortization of prior service cost..............   77,000   77,000    38,000
   Recognized actuarial loss (gain)................    5,000   (5,000)      --
                                                    -------- --------  --------
     Net periodic benefit cost..................... $386,000 $297,000  $145,000
                                                    ======== ========  ========

   For measurement purposes a 4.0% annual rate of increase in compensation cost was assumed in 2001 and 2000.

   The weighted average discount rate used in determining the ABO was 7.25% and 7.75% in 2001 and 2000, respectively.

   SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires the accrual of postretirement benefits other than pensions (such as health care benefits) during the years an employee provides service to the Company. The Company sponsors a defined benefit postretirement plan that provides health and dental care benefits for retired Company officers and health and insurance benefits for certain PremiumWear, Inc. retirees. The plans are contributory, and retirees' contributions are adjusted annually.

   The following table sets forth the plans' funded status and obligations as of June 30, 2001 and June 24, 2000:

                                                             2001       2000
                                                          ---------- ----------
   Accumulated postretirement benefit obligation
    ("APBO"):
     Retirees...........................................  $1,102,000 $  394,000
     Eligible active plan participants..................         --         --
     Other active plan participants.....................     499,000    447,000
                                                          ---------- ----------
       Total............................................   1,601,000    841,000
   Plan assets at fair value............................         --         --
     Accumulated postretirement benefit obligation in
      excess of plan assets.............................   1,601,000    841,000
     Unrecognized net gain..............................     551,000    493,000
                                                          ---------- ----------
       Net postretirement liability (included in accrued
        employee benefit expense).......................  $2,152,000 $1,334,000
                                                          ========== ==========

   The components of net periodic postretirement benefits cost for 2001, 2000 and 1999 are as follows:

                                                   2001      2000      1999
                                                 --------  --------  --------
   Service cost................................. $ 71,000  $ 76,000  $ 62,000
   Interest on accumulated postretirement
    benefit obligation..........................   62,000    68,000    70,000
   Amortization of gain.........................  (41,000)  (17,000)  (14,000)
                                                 --------  --------  --------
     Net periodic postretirement cost........... $ 92,000  $127,000  $118,000
                                                 ========  ========  ========

   For measurement purposes, a 7.0% annual rate of increase in the cost of providing medical benefits was assumed in 2001 with a reduction to a trend rate of 6% for fiscal 2002 and beyond.

   The weighted average discount rate used in determining the APBO was 7.5% in 2001 and 2000.

   The health care cost trend has an effect on the amounts reported. An increase of 1% in the rate of increase would have had an effect of increasing the APBO by $187,000 and the net periodic postretirement benefits cost by $4,000.

9. Income Taxes

   The components of income before income taxes were as follows:

                                               2001        2000         1999
                                            ----------- -----------  -----------
   United States........................... $30,312,000 $46,166,000  $43,069,000
   Foreign.................................     414,000    (469,000)     673,000
                                            ----------- -----------  -----------
     Total................................. $30,726,000 $45,697,000  $43,742,000
                                            =========== ===========  ===========

   Provisions for income taxes under SFAS No. 109 in 2001, 2000 and 1999 consist of:

                                             2001         2000         1999
                                          -----------  -----------  -----------
   Currently payable:
     Federal............................. $10,884,000  $15,270,000  $14,253,000
     State...............................     726,000     (126,000)   3,004,000
     Foreign.............................     405,000     (268,000)     674,000
                                          -----------  -----------  -----------
     Total...............................  12,015,000   14,876,000   17,931,000
   Deferred..............................     (32,000)   1,463,000     (640,000)
                                          -----------  -----------  -----------
       Total............................. $11,983,000  $16,339,000  $17,291,000
                                          ===========  ===========  ===========

   The tax effects of significant items comprising the Company's net deferred tax assets as of June 30, 2001 and June 24, 2000 are as follows:

                                    2001                      2000
                           ------------------------  ------------------------
                             Current    Noncurrent     Current    Noncurrent
                           -----------  -----------  -----------  -----------
Deferred tax assets:
  Accrued vacation........ $ 1,655,000               $ 1,550,000
  Allowance for doubtful
   accounts...............   1,762,000                 1,512,000
  Accrued expenses........   3,159,000                   906,000
  Sales returns and
   allowances.............     426,000                   360,000
  Inventory...............   2,468,000                 1,786,000
  Employee benefit
   reserves...............   3,040,000                 2,127,000
  Other comprehensive
   income.................   2,406,000
  Amortization of
   intangible assets......         --   $ 8,739,000          --   $ 6,780,000
  Depreciation............         --     2,509,000          --     1,590,000
  Net operating loss
   carryforward...........         --     4,730,000          --           --
  Business tax credit
   carryforward...........         --        69,000          --           --
  Other...................     217,000      939,000          --       426,000
Deferred tax liabilities:
  Amortization............         --    (5,153,000)         --    (3,690,000)
  Depreciation............         --    (8,635,000)         --    (6,066,000)
  Deferred mail
   advertising............  (1,338,000)         --    (1,446,000)         --
  Other...................  (2,040,000)    (669,000)    (315,000)    (822,000)
                           -----------  -----------  -----------  -----------
Net deferred tax
 assets/(liabilities)..... $11,755,000  $ 2,529,000  $ 6,480,000  $(1,782,000)
                           ===========  ===========  ===========  ===========

   Current and non-current amounts have been further segregated on the balance sheet due to the effect of different tax jurisdictions.

   As a result of the PremiumWear, Inc. acquisition, the Company has a net operating loss carryforward for regular federal tax purposes of approximately $15,635,000, which will begin to expire in 2005. The utilization of these losses is subject to an annual limitation as set forth in IRC 382. The maximum amount of net operating losses that may be utilized by the Company in any period is limited to $2,176,000 per year. In addition, as a result of the acquisition, the Company has general business tax credit carryforwards of $69,000, which expire between 2001 and 2004.

   A reconciliation of the provisions for income taxes to the U.S. Federal income tax statutory rates follows:

                                                               2001  2000  1999
                                                               ----  ----  ----
     Statutory tax rate....................................... 35.0% 35.0% 35.0%
     State income taxes (less federal tax benefits)...........   .8   2.4   4.2
     Letter ruling benefit (less federal tax expense).........   --  (2.3)   --
     Other--net...............................................  3.2    .7    .3
                                                               ----  ----  ----
     Effective tax rate....................................... 39.0% 35.8% 39.5%
                                                               ====  ====  ====

   The letter ruling benefit shown above is the result of a one-time tax benefit due to a favorable state tax letter ruling received during fiscal year 2000 affecting prior years.

10. Segment Information

   In the first quarter of 2001, the Company changed its internal reporting for segments. This change was precipitated by the acquisition of PremiumWear, Inc. and the realignment of the Company's international subsidiaries. The Company has now identified five reportable segments. Prior year figures have been restated so as to match the current year presentation. The first is "Direct Marketing-US" and represents those business operations that sell primarily printed products such as checks and business forms to small businesses through direct marketing in the United States. The second segment, "Direct Sales-US," also sells primarily checks and business forms to small businesses; however, they sell primarily through distributors or by directly selling to the customer in the United States. The third segment, "Apparel", utilizes independent sales representatives to market its specialty apparel products and to solicit orders from customers in the promotional products/advertising specialty industry. "Packaging and Display Products", the fourth segment, primarily resells packaging and shipping supplies and retail signage marketed through a combination of direct marketing and direct selling efforts. The fifth segment, "International", sells primarily printed products such as checks and business forms to small businesses in Europe and Canada through direct marketing, distributors or by directly selling to the customer.

   The Company evaluates segment performance and allocates resources based on a profit from operations measure. This measure is akin to income from operations as reported on the statements of consolidated income in that it excludes interest and other income and expense. This measure, however, also excludes certain items that are reported within income from operations. These include management incentive compensation, amortization, 401(k) expenses, integration charges, restructuring charges, impairment charges and corporate expenses. The chief operating decision-maker, in assessing segment results, does not consider these items. In order to reconcile the segment numbers to the Company's income before income taxes, adjustments representing the items listed above totaling $56,283,000, $39,747,000 and $40,954,000 for the years ended June 30, 2001, June 24, 2000 and June 26, 1999, respectively, need to be made to the reported segment results.

   Net sales and profit from operations for each of the Company's business segments are set forth below:

                            Direct       Direct                 Packaging and
                         Marketing-US   Sales-US     Apparel   Display Products International    Total
                         ------------ ------------ ----------- ---------------- ------------- ------------
2001
 Net sales.............. $299,135,000 $104,603,000 $56,853,000   $84,354,000     $41,146,000  $586,091,000
 Profit from
  operations............   69,097,000    8,661,000   2,677,000     3,729,000       2,845,000    87,009,000
 Adjustments listed
  above.................                                                                       (56,283,000)
 Income before income
  taxes.................                                                                        30,726,000
2000
 Net sales..............  299,908,000   99,196,000         --     82,023,000      41,926,000   523,053,000
 Profit from
  operations............   70,998,000    8,234,000         --      4,565,000       1,647,000    85,444,000
 Adjustments listed
  above.................                                                                       (39,747,000)
 Income before income
  taxes.................                                                                        45,697,000
1999
 Net sales..............  297,643,000   88,869,000         --     77,000,000      40,421,000   503,933,000
 Profit from
  operations............   67,797,000   10,741,000         --      3,874,000       2,284,000    84,696,000
 Adjustments listed
  above.................                                                                       (40,954,000)
 Income before income
  taxes.................                                                                        43,742,000

11. Comprehensive Income

   Other Comprehensive Income consists of foreign currency translation adjustments, unrealized gains/losses on investments and changes in the fair market value of cash flow hedges. Comprehensive income for the year ending June 30, 2001 also includes the impact of the Company's adoption of SFAS No. 133 discussed in note 1. The Company's comprehensive income is set forth below:

                                          June 30,     June 24,     June 26,
                                            2001         2000         1999
                                         -----------  -----------  -----------
   Net Income..........................  $18,743,000  $29,358,000  $26,451,000
   Change in unrealized gains and
    losses on investments, net of tax..     (213,000)      25,000          --
   Change in foreign currency
    translation adjustments, net.......     (635,000)    (770,000)    (317,000)
   Pension adjustments, net of tax.....     (542,000)         --           --
   Unrealized losses on derivatives
    held for hedging purposes, net of
    tax................................   (3,019,000)         --           --
                                         -----------  -----------  -----------
   Other comprehensive income before
    cumulative effect adjustment.......   14,334,000   28,613,000   26,134,000
   Cumulative effect adjustment
    recorded upon the adoption of SFAS
    No. 133, net of tax................      391,000          --           --
                                         -----------  -----------  -----------
   Comprehensive Income................  $14,725,000  $28,613,000  $26,134,000
                                         ===========  ===========  ===========

12. Quarterly Financial Information (Unaudited)

   The following financial information is in thousands of dollars, except per share amounts.

                                    First    Second   Third    Fourth   Total
                                   Quarter  Quarter  Quarter  Quarter    Year
                                   -------- -------- -------- -------- --------
   2001
     Net sales.................... $141,118 $166,475 $132,857 $145,641 $586,091
     Gross profit.................   79,195   95,093   74,472   81,873  330,633
     Income before income taxes...    4,630   14,429    5,815    5,852   30,726
     Net income...................    2,824    8,802    3,547    3,570   18,743
     Diluted earnings per share...      .21      .66      .27      .28     1.43
                                   ======== ======== ======== ======== ========
     Dividends per share.......... $    .20 $    .20 $    .20 $    .20 $    .80
                                   ======== ======== ======== ======== ========
   2000
     Net sales.................... $122,155 $147,592 $126,640 $126,666 $523,053
     Gross profit.................   73,475   87,732   74,812   75,853  311,872
     Income before income taxes...    9,779   14,206   10,825   10,887   45,697
     Net income...................    5,977    8,695    7,481    7,205   29,358
     Diluted earnings per share...      .42      .62      .55      .53     2.12
                                   ======== ======== ======== ======== ========
     Dividends per share.......... $    .20 $    .20 $    .20 $    .20 $    .80
                                   ======== ======== ======== ======== ========

13. Subsequent Events

   In August 2001, the Company invested $17.7 million in the common stock of Advantage Business Service Holdings, Inc. This investment is in addition to the Company's current holdings at June 30, 2001 and in aggregate represents a voting interest of 17.7%.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of New England Business Service,
Inc.:

   We have audited the accompanying consolidated balance sheets of New England Business Service, Inc. and subsidiaries as of June 30, 2001 and June 24, 2000 and the related statements of consolidated income, consolidated stockholders' equity, and consolidated cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed under Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of New England Business Service, Inc. and subsidiaries as of June 30, 2001 and June 24, 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As discussed in Note 1 to the financial statements, in 2001 the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activity" and EITF 00-10, "Accounting for Shipping and Handling Fees and Costs."

/s/ Deloitte & Touche LLP

Boston, Massachusetts
July 31, 2001

                                                                     SCHEDULE II

              NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                           (in thousands of dollars)

                                        Additions
                          Balance at ---------------    Deductions  Balance at
                          Beginning   Charged              from       End of
                            Period   to Income Other    Reserves(2)   Period
                          ---------- --------- -----    ----------- ----------
Reserves deducted from
 assets to which they
 apply:
 For doubtful accounts
  receivable:
  Year ended June 26,
   1999..................   4,257      4,151       0       3,509      4,899
  Year ended June 24,
   2000..................   4,899      4,203       0       4,065      5,037
  Year ended June 30,
   2001..................   5,037      4,659     422(1)    4,774      5,344
 For inventory
  obsolescence:
  Year ended June 26,
   1999..................   3,447      1,523       0       2,237      2,733
  Year ended June 24,
   2000..................   2,733      1,008       0       1,227      2,514
  Year ended June 30,
   2001..................   2,514      8,736   1,700(1)    7,355      5,595
Reserves included in
 liabilities:
 For sales returns and
  allowances:
  Year ended June 26,
   1999..................   1,166        985       0       1,166        985
  Year ended June 24,
   2000..................     985      1,059       0         985      1,059
  Year ended June 30,
   2001..................   1,059      1,021       0       1,059      1,021

--------
(1)  Acquired in acquisitions.
(2)  Accounts written off.

                                 EXHIBIT INDEX

 Exhibit
 Number                                Description
 -------                               -----------
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

  3.2    By-Laws of the Registrant, as amended through July 28, 2000.
         (Incorporated by reference to Exhibit 3.2 to the Company's Annual
         Report on Form 10-K for the fiscal year ended June 24, 2000.)

  4.1 Specimen stock certificate for shares of Common Stock, par value $1.00 per share. (Incorporated by reference to Exhibit (4)(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June
         30, 1995.)

  4.2 Amended and Restated Rights Agreement, dated as of October 27, 1989 as amended as of October 20, 1994 (the "Rights Agreement"), between New
         England Business Service, Inc. and Fleet National Bank (formerly known as BankBoston, N.A.), as rights agent, including as Exhibit B the forms of Rights Certificate and Election to Exercise. (Incorporated byreference to Exhibit 4 of the Company's Current Report on Form 8-K dated October 20,1994.)

 10.1    Second Amended and Restated Revolving Credit Agreement dated as of
         July 13, 2001, by and among the Company, Fleet National Bank, and certain other financial institutions; filed herewith.

 10.2 Revolving Credit Agreement dated as of July 13, 2001, by and between the Company and Fleet National Bank; filed herewith.

 10.3.1  Lease Agreement dated as of March 31, 1997, relating to 33 Union
         Avenue, Sudbury, Massachusetts ("33 Union Avenue Lease"); filed herewith.

 10.3.2  Amendment No. 1 to 33 Union Avenue Lease dated as of January 28, 1988;
         filed herewith.

 10.3.3 Assignment and Assumption Agreement as of September 27, 1999 relating to 33 Union Avenue Lease; filed herewith.

 10.4    Lease Agreement dated as of June 3, 1998, relating to 1055 East State
         Street, Athens, Ohio; filed herewith.

 10.5 Agreement and Plan of Merger, dated as of May 26, 2000, among the Company, Penguin Sub, Inc. and PremiumWear, Inc. (Incorporated by reference to Exhibit (d)(1) to the Company's Schedule TO dated June 9,
         2000.)

 10.6*   NEBS 1997 Key Employee and Eligible Director Stock Option and Stock
         Appreciation RightsPlan dated July 25, 1997 (including amendment and restatement of the NEBS 1990 KeyEmployee Stock Option and Stock
         Appreciation Rights Plan and the NEBS 1994 KeyEmployee and Eligible
         Director Stock Option and Stock Appreciation Rights Plan), amended through October 23, 1998. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1998.)

 10.7*   Stock Option Agreement dated February 2, 1996 between the Company and
         Robert J. Murray. (Incorporated by reference to Exhibit 10.8 to the
         Company's Annual Report on Form 10-K for the fiscal year ended June
         27, 1998.)


 Exhibit
  Number                               Description
 -------                               -----------
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

 10.9.2*  First Restated Trust Agreement for the New England Business Service,
          Inc. Deferred Compensation Plan, restated effective April 1, 1998.
          (Incorporated by reference to Exhibit 10.11.2 to the Company's Annual
          Report on Form 10-K for the fiscal year ended June 27, 1998.)

 10.10*   Supplemental Retirement Plan for Executive Employees of New England
          Business Service ,Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1998.)

 10.11*   New England Business Service, Inc. Stock Compensation Plan dated July
          25, 1994, amended through October 23, 1998. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form
          10-Q for the fiscal quarter ended September 26, 1998.)

 10.12*   Form of Restricted Stock Award Agreement issuable under the Company's
          Stock Compensation Plan in connection with the Executive Bonus Plans for 1999 and 2000 (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended June
          26, 1999.)

 10.13*   Performance Restricted Stock Plan for 2002; file herewith.

 10.14* Change in Control Severance Agreement dated August 2, 2001 between the Company and Robert J. Murray; filed herewith.

 10.15.1* Form of Change in Control Severance Agreement between the Company and certain executive officers of the Company; filed herewith.

 10.15.2* List of executive officers of the Company who have entered into Change in Control Severance Agreements and the dates thereof; filed herewith.

 10.16*   Employment Agreement dated May 26, 2000 between PremiumWear, Inc. and
          David E. Berg. (Incorporated by reference to Exhibit 99.4 (a) to the
          Current Report on Form 8-K dated May 26, 2000 of PremiumWear, Inc.
          (File No. 000-28501)).

 10.17.1* Amended and Restated Change in Control Severance Agreement dated as of May 22, 2000 between PremiumWear, Inc. and David E. Berg.
          (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K dated May 26, 2000 of PremiumWear, Inc. (File No. 000-
          28501)).

 10.17.2* First Amendment to Amended and Restated Change in Control Severance
          Agreement dated as of May 26, 2000 between PremiumWear, Inc. and
          David E. Berg. (Incorporated by reference to Exhibit 99.5 (a) to the
          Current Report on Form 8-K dated May 26, 2000 of PremiumWear, Inc.
          (File No. 000-28501)).

 10.18*   Employment Agreement dated June 29, 2001 between the Company and
          Richard T. Riley; filed herewith.

 10.19*   NEBS 2000 Stock Option Plan for PremiumWear Employees dated July 14,
          2000. (Incorporated by reference to Exhibit 99 to the Company's
          Registration Statement on Form S-8 (File No. 333-43028), filed on
          August 4, 2000).

 21       List of Subsidiaries.


 Exhibit
 Number                             Description
 -------                            -----------
 23      Independent Auditors Consent--Deloitte & Touche LLP.

 24      Power of Attorney (included in the signature page of this Annual
         Report on Form 10-K).

--------
* Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.