Form 10-Q
period 2001-09-29
NEW ENGLAND BUSINESS SERVICE INC
filed 2001-11-13
CIK 205700

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the period ended September 29, 2001.

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

The number of common shares of the Registrant outstanding on November 13, 2001 was 12,647,630.

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements
----------------------------

                       NEW ENGLAND BUSINESS SERVICE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                                 (unaudited)
                                                  Sept. 29,       June 30,
                                                     2001            2001
                                                   --------       --------
ASSETS
Current Assets
  Cash and cash equivalents                        $  5,820       $  7,154
  Accounts receivable - net                          60,081         59,528
  Inventories                                        41,005         42,599
  Direct mail advertising and prepaid expenses       20,183         13,603
  Deferred income tax benefit                        16,544         15,133
                                                   --------       --------
     Total current assets                           143,633        138,017
Property and Equipment - net                         76,165         77,068
Deferred Income Tax Benefit                          16,968         16,986
Goodwill and Other Intangible Assets - net          125,388        129,339
Long-Term Investment                                 30,521         12,869
Other Assets                                          3,264          3,405
                                                   --------       --------
TOTAL ASSETS                                       $395,939       $377,684
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                 $ 18,965       $ 18,560
  Accrued expenses                                   52,632         48,603
  Current portion of long-term debt                   1,453          1,443
                                                   --------       --------
     Total current liabilities                       73,050         68,606
Long-Term Debt                                      195,874        180,718
Deferred Income Taxes                                14,426         14,457

STOCKHOLDERS' EQUITY
  Common stock                                       15,561         15,511
  Additional paid-in capital                         52,845         52,083
  Unamortized value of restricted stock awards         (134)          (157)
  Accumulated other comprehensive loss              (10,073)        (7,417)
  Retained earnings                                 112,976        113,628
                                                   --------       --------
     Total                                          171,175        173,648
Less Treasury stock, at cost                        (58,586)       (59,745)
                                                   --------       --------
Stockholders' Equity                                112,589        113,903
                                                   --------       --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $395,939       $377,684
                                                   ========       ========

See Notes to Unaudited Condensed Consolidated Financial Statements

                             NEW ENGLAND BUSINESS SERVICE, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (In thousands, except per share data)
                                      (unaudited)
                                                Three Months Ended
                                           Sept. 29,  Sept. 23
                                                 2001       2000
                                               --------   --------
NET SALES                                      $133,515   $141,118
COST OF SALES                                    58,088     62,393
                                               --------   --------
GROSS PROFIT                                     75,427     78,725
OPERATING EXPENSES:
  Selling and advertising                        46,315     47,627
  General and administrative                     18,273     19,994
  Exit costs                                          0      3,387
                                               --------   --------
     Total operating expenses                    64,588     71,008
INCOME FROM OPERATIONS                           10,839      7,717
OTHER INCOME/(EXPENSE):
  Interest income                                    50         53
  Interest expense                               (3,347)    (3,140)
                                               --------   --------
INCOME BEFORE INCOME TAXES                        7,542      4,630
PROVISION FOR INCOME TAXES                        2,896      1,806
                                               --------   --------
INCOME BEFORE THE EFFECT OF A CHANGE
  IN ACCOUNTING PRINCIPLE                         4,646      2,824
                                               --------   --------
EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE-
  NET OF TAX                                      2,792          0
                                               --------   --------
NET INCOME                                     $  1,854   $  2,824
                                               ========   ========
PER SHARE AMOUNTS:
Basic Earnings Per Share Before the Effect
  of a Change in Accounting Principle          $    .37   $    .21
                                               ========   ========

Effect of a Change in Accounting Principle     $   (.22)  $    .00
                                               ========   ========

Basic Earnings Per Share                       $    .15   $    .21
                                               ========   ========

Diluted Earnings Per Share Before the Effect
  of a Change in Accounting Principle          $    .37   $    .21
                                               ========   ========
Effect of a Change in Accounting Principle     $   (.22)  $    .00
                                               ========   ========
Diluted Earnings Per Share                     $    .15   $    .21
                                               ========   ========

Dividends                                      $    .20   $    .20
                                               ========   ========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING        12,541     13,403
  Plus incremental shares from assumed
  conversion of stock options                       167         84
                                               --------   --------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING      12,708     13,487
                                               ========   ========

See Notes to Unaudited Condensed Consolidated Financial Statements

                     NEW ENGLAND BUSINESS SERVICE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (unaudited)
                                                      Three Months Ended
                                                    Sept. 29,     Sept. 23,
                                                      2001          2000
                                                     --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                           $  1,854      $  2,824
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation                                          4,633         4,364
  Amortization                                          2,247         3,113
  Loss on disposal of asset                                 4            92
  Asset impairment loss                                 2,792         1,707
  Exit costs                                                0         3,387
  Provision for losses on accounts receivable           1,175         1,180
  Employee benefit charges                              1,318            22
Changes in assets and liabilities, net of
   acquisitions:
  Accounts receivable                                  (1,891)       (2,934)
  Inventories and prepaid expenses                     (5,016)       (4,187)
  Accounts payable                                        209         2,324
  Income taxes payable                                  1,489           205
  Accrued expenses                                       (721)       (2,853)
                                                     --------      --------
    Net cash provided by operating activities           8,093         9,244

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                    (3,835)       (5,713)
Purchase of long-term investment                      (17,652)            0
Acquisition of business-net of cash acquired                0       (38,575)
                                                     --------      --------
    Net cash used in investing activities             (21,487)      (44,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                      (6,359)      (32,689)
Proceeds from credit facility-net of issuance costs    20,261        73,500
Proceeds from issuance of common stock                    762           349
Acquisition of treasury stock                               0        (3,144)
Dividends paid                                         (2,506)       (2,678)
                                                     --------      --------
    Net cash provided by financing activities          12,158        35,338

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (98)          (45)
                                                     --------      --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                (1,334)          249

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          7,154         3,469
                                                     --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  5,820      $  3,718
                                                     ========      ========

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation/Accounting Policies
--------------------------------------------
  The condensed consolidated financial statements contained in this report are unaudited (except for June 30, 2001 amounts) but reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods reflected. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, and the Independent Auditors' Report in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The Company has consistently followed those policies in preparing this report. The results from operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year.

2. Acquisition
----------------


 In July 2000, the Company acquired all the outstanding shares of PremiumWear, Inc. The purchase price was $13.50 per share in cash and totaled approximately $38,976,000 (net of cash acquired) for the shares plus debt assumed of $3,856,000. The Company incurred fees of approximately $602,000 in connection with the acquisition. The acquisition was accounted for using the purchase method of accounting. The purchase price, including acquisition costs, was allocated to the net tangible assets acquired based on the fair value of such assets and liabilities. The excess cost over fair value of the net tangible assets acquired was $16,013,000, of which $5,300,000 and $583,000 were allocated to long-term contracts and non-compete agreements, respectively, and the balance of $10,130,000 to goodwill. The long-term contracts and non-compete agreements are being amortized over their respective useful lives. The amortization of goodwill was impacted by the Company's adoption of Statement of Financial Accounting Standard No. 142 as discussed in note 6.

3. Restructuring and Impairment of Assets
----------------------------------------

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




Three Months Ended
Sept. 29, 2001
                      Balance     Charge         Payments or        Balance
Type of                June 30,   (credit) for    reductions for     Sept. 29,
Liability               2001       the period     the period          2001
---------             ---------    -----------    ------------      ------------
Employee termination
  benefit costs      $  857,000   $        0       $(319,000)       $  538,000

Facility closure
  costs              $  672,000   $        0       $(193,000)       $  479,000

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






Three Months Ended
Sept. 29, 2001
                       Balance     Charge         Payments or        Balance
Type of                June 30,   (credit) for    reductions for     Sept. 29,
Liability               2001       the period     the period          2001
---------             ---------    -----------    ------------      ------------
Employee termination
  benefit costs      $2,391,000   $        0       $(777,000)       $1,614,000

Facility closure
  costs              $  745,000   $        0       $( 26,000)       $  719,000



  The activities related to all restructuring actions identified above are anticipated to be completed by the Company during fiscal year 2002.

  Additionally, in the first quarter of fiscal 2001, the Company recognized an impairment charge of
$1,707,000 for the write-off of capitalized internal-use software related to an enterprise resource planning system the Company no longer plans to implement.

4. Inventories
--------------
  Inventories are carried at the lower of first-in, first-out cost or market. Inventories at September 29, 2001 and June 30, 2001 consisted of:

                                             (unaudited)
                                            Sept. 29,       June 30,
                                              2001           2001
                                             -----------    -----------
  Raw Material                               $ 2,087,000    $ 1,821,000
  Work in Process                                861,000      1,459,000
  Finished Goods                              38,057,000     39,319,000
                                              ----------    -----------
  Total                                      $41,005,000    $42,599,000
                                             ===========    ===========

5. Long-Term Investment
-----------------------


  In August 2001, the Company invested $17,652,000 in the common stock of Advantage Payroll Services, Inc. This investment is in addition to the Company's holdings at June 30, 2001 and in aggregate represents a voting interest of 17.7%. The securities are not considered to be marketable equity securities under Statement of Financial Accounting Standards No. 115 (SFAS
115), "Accounting for Certain Investments in Debt and Equity Securities", because the company is currently privately held and, hence, the securities are restricted and have no readily determinable market value. This investment has been carried at cost and will periodically be evaluated to determine whether a decline in fair value below the original cost basis has occurred and is other than temporary. The investment has been classified as a long-term asset on the condensed consolidated balance sheet because of its non-marketable nature and management's intent to hold this investment for the long term.




6. Adoption of Statement of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets
-----------------------------------------------------------------------------

  In the first quarter of fiscal 2002, the Company adopted SFAS 141, "Business Combinations" and SFAS 142,"Goodwill and Other Intangible Assets". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets.

As of July 1, 2001, the Company had identified those intangible assets that remain separable under the provisions of SFAS 141 and those that are to be included in goodwill. In applying SFAS 142, the Company completed the transitional intangible asset impairment test by determining the carrying amount of its various reporting units and comparing that with their fair value, determined by using a multiple of earnings before interest, taxes, depreciation and amortization. As a result, the Company recognized an impairment charge to write off goodwill in the amount of $2,792,000 (net of tax) relating to its European business within its International business segment. The impairment loss is recognized in the condensed consolidated statements of income under the caption
"Effect of a Change in Accounting Principle".

  Had the provisions of SFAS 141 and 142 been applied for the three months ended September 23, 2000, the Company's net income and net income per share would have been as follows (unaudited):


                           Three months ended
                              Sept. 23, 2000
                           ------------------
Net Income
  As reported                   $2,824,000
       Add:
       Goodwill amortization       512,000
       Assembled workforce
         amortization              204,000
       Tradename amortization      204,000
       Less:
       Tax effect                 (359,000)
                                ----------
Pro forma net income            $3,385,000
                                ==========
Per share amounts:
Basic earnings
  per share as reported         $      .21
                                  ========

Effect of SFAS No. 141 and 142  $      .04
                                  ========

Pro forma basic earnings
  per share                     $      .25
                                  ========

Diluted earnings
 per share as reported          $      .21
                                  ========
Effect of SFAS No. 141 and 142  $      .04
                                  ========
Pro forma diluted earnings
 per share                      $      .25
                                  ========

Intangible assets consist of the following:

                                         Sept. 29, 2001
                                       ------------------
                                         (unaudited)

                                  Gross Carrying    Accumulated    Net Carrying
                                     Amount         Amortization      Amount
                                  -------------     ------------   ------------
Amortized intangible assets:
 Customer lists                   $46,428,000       $31,570,000     $14,858,000
 Covenant not to compete            1,183,000           904,000         279,000
 Debt issue costs                   2,127,000           711,000       1,416,000
 Long-term contracts                5,300,000           414,000       4,886,000
 Bank referral agreements           7,400,000         1,235,000       6,165,000
Unamortized intangible assets:
 Tradenames                        32,800,000         2,727,000      30,073,000
                                  ------------      ------------    -----------
Total intangible assets           $95,238,000       $37,561,000     $57,677,000
                                  ===========       ===========     ===========



Changes in the carrying amount of goodwill (net) for the three months ended
September 29, 2001, are by segment as follows:

                       June 30,                    Sept. 29,
                        2001        Adjustments     2001
                       --------    ------------   ----------
                                                   (unaudited)
Direct Marketing-US    $24,137,000           $0   $24,137,000
Direct Sales-US        $ 5,119,000  $ 2,382,000   $ 7,501,000
Apparel                $ 9,624,000           $0   $ 9,624,000
Packaging and
  Display Products     $23,246,000           $0   $23,246,000
International          $ 6,148,000  $(2,945,000)  $ 3,203,000
                       -----------  ------------  -----------
Total                  $68,274,000  $  (563,000)  $67,711,000
                       ===========  ============  ===========

  Adjustments include the reclassification of $2,382,000 related to an assembled workforce intangible asset in the Direct Sales-US segment, an asset impairment write-off in the International Segment of $2,792,000 discussed above and the effect of the change in foreign currency translation rates of $153,000 in the International segment.

  Amortization of intangible assets for the three months ended September 29, 2001 was $2,247,000. Estimated amortization of intangible assets for fiscal years 2002, 2003, 2004, 2005 and 2006 is $8,486,000, $6,996,000, $5,296,000,
$711,000 and $711,000, respectively.


7. Comprehensive Income
--------------------------

  Other Comprehensive Income consists of foreign currency translation adjustments, unrealized gains and losses on investments and changes in the fair market value of cash flow hedges. Comprehensive income for the three months ending September 23, 2000 also includes the impact of the Company's adoption of SFAS No. 133 which resulted in an initial credit of $391,000 (net of tax) to Accumulated Other Comprehensive Loss. The Company's comprehensive income is set forth below (unaudited):

                                             Three Months Ended
                                            Sept. 29,     Sept. 23,
                                             2001          2000
                                            -----------   ---------
Net Income                                 $ 1,854,000   $ 2,824,000

Change in unrealized gains and losses
   on investments held in
   supplemental executive retirement
   plan, net of tax                           ( 41,000)            -

Change in foreign currency
   translation adjustments, net               (558,000)     (209,000)

Unrealized losses on derivatives
   held for hedging purposes, net of tax    (2,057,000)     (687,000)
                                            ----------    ----------
Other comprehensive income/(loss)             (802,000)    1,928,000
   before cumulative effect adjustment

Cumulative effect adjustment recorded
   upon the adoption of SFAS No. 133                 -       391,000
                                            ----------    ----------
Comprehensive Income/(Loss)                $  (802,000)  $ 2,319,000
                                           ===========   ===========


<PAGE

8. Financial Information by Business Segment
--------------------------------------------
  The Company has identified five reportable segments. The first is "Direct Marketing-US and represents those business operations that sell primarily printed products such as checks and business forms to small businesses through direct marketing in the United States. The second segment, "Direct Sales-US," also sells primarily checks and business forms to small businesses; however, they sell primarily through distributors or by directly selling to the customer in the United States. The third segment, "Apparel", utilizes independent sales representatives to market its specialty apparel products and to solicit orders from customers in the promotional products/advertising specialty industry. "Packaging and Display Products", the fourth segment, primarily resells packaging and shipping supplies and retail signage marketed through a combination of direct marketing and direct selling efforts. The fifth segment, International", sells primarily printed products such as checks and business forms to small businesses in Europe and Canada through direct marketing, distributors or by directly selling to the customer.

  The Company evaluates segment performance and allocates resources based on a profit from operations measure. This measure is similar to income from operations as reported on the statements of consolidated income in that it excludes interest and other income and expense. This measure, however, also excludes certain items that are reported within income from operations. These include management incentive compensation, amortization, integration charges, restructuring charges, impairment charges and corporate expenses. The chief operating decision-maker, in assessing segment results, does not consider these items. In order to reconcile the segment numbers to the Company's income before income taxes, adjustments representing the items listed above totaling $9,123,000 and $14,571,000 for the quarters ended September 29, 2001 and September 23, 2000, respectively, need to be made to the reported segment results.

The amounts shown reflect a reclassification of the 401(k) expense, which had been classified within corporate expenses and thereby excluded from segment results, to be included within profit from operations for the quarters ended September 29, 2001 and September 23, 2000, respectively.

  Net sales and profit from operations for each of the Company's business segments are set forth below (unaudited):


                                                     Packaging and
              Direct       Direct                    Display
              Marketing-US Sales-US     Apparel      Products     International   Total
              -----------  -----------  -----------  -----------  -------------   ------

Three months ended
Sept. 29, 2001
  Net sales   $66,789,000  $25,720,000  $11,846,000   $19,525,000    $9,635,000   $133,515,000
  Profit from
   operations  14,191,000    1,412,000       11,000       374,000       677,000     16,665,000
  Less
   adjustments
   listed above                                                                      9,123,000
  Income before
   income taxes                                                                   $  7,542,000




Three months ended
Sept. 23, 2000
  Net sales    $69,182,000  $25,519,000  16,266,000  $20,324,000    $9,827,000   $141,118,000
  Profit from
   operations   14,548,000    2,164,000   1,315,000      739,000       435,000     19,201,000
  Less
   adjustments
   listed above                                                                    14,571,000
  Income before
   income taxes                                                                  $  4,630,000





<PAGE


9. New Accounting Pronouncements
-------------------------------

  In July 2001, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121 on the same topic and the accounting and certain reporting provisions of APB Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as defined in that Opinion). This Statement also amends ARB 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company will adopt this Statement in fiscal 2003. The Company is currently evaluating the impact this Statement will have on its consolidated financial statements.

10. Reclassifications
---------------------

  Certain reclassifications have been made to the comparative periods so as to be in conformity with the current quarter presentations.

11. Contingencies
-----------------

 On June 30, 2000, a complaint entitled "Perry Ellis International, Inc.
v. PremiumWear Inc.", was filed. The Company was subsequently named a co-defendant. The amended complaint relates to a Right of First Refusal Agreement dated as of May 22, 1996 (the "RFR Agreement") between the plaintiff and PremiumWear, Inc., and to the Company's acquisition of all the outstanding shares of PremiumWear in July 2000. In the amended complaint, the plaintiff alleges breach of the RFR Agreement and breach of an implied covenant of good faith and fair dealing against PremiumWear as a result of PremiumWear's alleged failure to notify the plaintiff of certain discussions between PremiumWear and the Company preceding the Company's agreement to purchase all of the outstanding shares of PremiumWear. The amended complaint also alleges that the Company tortiously interfered with the plaintiff's rights under the RFR Agreement by allegedly inducing PremiumWear to breach its obligations to the plaintiff under the RFR Agreement. The plaintiff is seeking damages in an unspecified amount, attorneys' fees, interest and costs. The Company believes the allegations in the amended complaint are without merit and intends to defend the lawsuit vigorously.

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

  The Company has identified five reportable segments. The first is Direct Marketing-US and represents those business operations that sell primarily printed products such as checks and business forms to small businesses through direct marketing in the United States. The second segment, Direct Sales-US, also sells primarily checks and business forms to small businesses; however, they sell primarily through distributors or by directly selling to the customer in the United States. The third segment, Apparel, utilizes independent sales representatives to market its specialty apparel products and to solicit orders from customers in the promotional products/advertising specialty industry. Packaging and Display Products, the fourth segment, primarily resells packaging and shipping supplies and retail signage marketed through a combination of direct marketing and direct selling efforts. The fifth segment, International, sells primarily printed products such as checks and business forms to small businesses in Europe and Canada through direct marketing, distributors or by directly selling to the customer.

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

Results of Operations
---------------------

 Net sales decreased $7.6 million or 5.4% to $133.5 million in the first quarter of fiscal year 2002 from $141.1 million in last year's first quarter. The sales decrease was composed of approximately a $4.4 million decrease associated with the Apparel segment and $3.4 million decrease in Direct Marketing-US, International and Packaging and Display segments. The sales decline is attributable to an economic slowdown. The impact of the decline in the Apparel segment was most notable due to a slowdown in discretionary business spending by its customers. These decreases were offset by a slight increase of $.2 million in sales of the Company's other segment, Direct Sales-US.

 For the first quarter of fiscal year 2002, cost of sales decreased to 43.5% of sales from 44.2% in last year's comparable period. Cost management in all segments offset the volume impact of the decrease in sales on gross profit. The sales mix benefited gross margin due to a lower proportion of sales from the Apparel segment, which has a lower gross margin than in the Company's other businesses. Cost of sales as a percent of sales is expected to be slightly higher than the first quarter's results for the remainder of the fiscal year.*

 Selling and advertising expense increased to 34.7% of sales in the first quarter of fiscal year 2002 from 33.8% of sales in last year's comparable quarter. The percentage increase was due to a lower proportion of sales from the Apparel segment, which has a lower selling and advertising expense as a percentage of sales than in the Company's other businesses. Offsetting was the effect of the Company's adoption of SFAS 142, which decreased the amortization charge for the current period. Selling and advertising expense as a percentage of sales is expected to be lower than the first quarter's results for the remainder of the fiscal year.*

  General and administrative expense decreased to 13.7% in the first quarter of fiscal year 2002 from 14.2% of sales in last year's comparable quarter. In the first quarter of fiscal year 2001 general and administrative expenses included an asset impairment charge of $1.7 million, for the write-off of capitalized internal-use software related to an enterprise resource planning system the Company no longer plans to implement. General and administrative expense as a percent of sales is expected to be higher than the first quarter's results for the remainder of the fiscal year.*

  During fiscal year 2001, the Company undertook two distinct restructuring actions. The first involved a restructuring charge of $3.5 million to provide for costs primarily associated with the Company's decision to more closely align its direct marketing and direct sales activities. As part of the restructuring program, the McBee US headquarters has been relocated from Parsippany, New Jersey to the existing RapidForms facility in Thorofare, New Jersey. In addition, the McBee manufacturing plant in Damascus, Virginia has been closed and a portion of leased warehousing space currently occupied by Chiswick in Sudbury, Massachusetts has been vacated. In Canada, the McBee sales and marketing organizations have been combined with NEBS Direct Marketing and are operating under the NEBS name. Approximately 140 employees have been affected by the restructuring either through elimination of their positions or relocation.

  The second restructuring resulted in the Company recording an additional restructuring charge of $3.6 million to provide for costs associated with the Company's decision to eliminate excess capacity by closing a manufacturing facility in Ogden, Utah and a leased distribution facility in Sudbury, Massachusetts, along with other actions to reduce the workforce in various locations. Approximately 175 employees have been or will be affected by the restructuring, either through elimination of their positions or relocation. Pursuant to this plan, the following charges and payments have been recorded (unaudited-in millions of dollars):



Three Months Ended
Sept. 29, 2001
                       Balance   Charge        Payments or       Balance
Type of                June 30, (credit) for   reductions for    Sept. 29,
 Liability              2001     the period    the period         2001
---------             ---------  -----------   ------------     ------------
First Restructure
Employee termination
  benefit costs      $  857,000    $       0      $  (319,000)    $  538,000
Facility closure
  costs              $  672,000    $       0      $  (193,000)    $  479,000

Second Restructure
Employee termination
  benefit costs      $2,391,000    $       0      $  (777,000)    $1,614,000
Facility closure
  costs              $  745,000    $       0      $   (26,000)    $  719,000



     The activities related to all restructuring actions identified above are anticipated to be completed by the Company during fiscal year 2002.


  Interest expense increased to 2.5% of sales in the first quarter of fiscal year 2001 as compared to 2.2% of sales in last year's comparable quarter. The increase is the result of debt incurred during the first quarter for the Company's investment of $17.7 million in Advantage Payroll Services, Inc.

  The provision for income taxes as a percentage of pre-tax income declined to 38.4% from 39% in the first quarter of fiscal years 2002 and 2001, respectively.

   In the first quarter of fiscal year 2002, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" and No. 142,
"Goodwill and Other Intangible Assets", (SFAS 141 and 142). SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets.

  As of July 1, 2001, the Company has identified those intangible assets that remain separable under the provisions of SFAS 141 and those that are to be included in goodwill. In applying SFAS 142, the Company completed the transitional intangible asset impairment test. As a result, the Company recognized an impairment charge to write off goodwill in the amount Of $2.8 million (net of tax) relating to its European business within its International business segment.


  In July 2001, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121 on the same topic and the accounting and certain reporting provisions of APB Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as defined in that Opinion). This Statement also amends ARB 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company will adopt this Statement in fiscal 2003. The Company is currently evaluating the impact this Statement will have on its consolidated financial statements.




<PAGE



Liquidity and Capital Resources
-------------------------------

  Cash provided by operating activities for the three months ended September 29, 2001 was $ 8.1 million and represented a decrease of $1.1 million from the $9.2 million provided in the comparable period last year. This decrease in cash provided by operating activities was composed principally of a $1.0 million decrease in net income, $.8 million decrease in amortization, a $3.4 million decrease for exit costs offset by a $2.6 million increase for asset impairments and other non-cash adjustments and a $1.5 million increase in the amount of cash provided by working capital to reported net income.

  Working capital at September 29, 2001 amounted to $70.6 million, including $5.8 million of cash and short-term investments. At June 30, 2001, working capital amounted to $69.4 million, including cash and short term investments of $7.1 million. The increase in working capital is primarily the result of higher mail inventory due to the seasonal nature of the greeting card and work apparel businesses.


 In July 2000, the Company acquired all the outstanding shares of PremiumWear, Inc. The purchase price was $13.50 per share in cash and totaled approximately $38.9 million (net of cash acquired) for the shares plus debt assumed of $3.9 million. The Company incurred fees of approximately $.6 million in connection with the acquisition. The acquisition was accounted for using the purchase method of accounting. The purchase price, including acquisition costs, was allocated to the net tangible assets acquired based on the fair value of such assets and liabilities. The excess cost over fair value of the net tangible assets acquired was $16.0 million, of which $5.3 million and $.6 million were allocated to long-term contracts and non-compete agreements, respectively, and the balance of $10.1 million to goodwill. The long-term contracts and non-compete agreements are being amortized over their respective useful lives. The amortization of goodwill was impacted by the Company's adoption of SFAS 142 discussed above.


  Capital expenditures for the three months ended September 29, 2001 were $3.8 million versus the $5.7 million expended during last year's comparable period. Capital expenditures in the first quarter of fiscal year 2002 included improvements in information systems infrastructure and investments to enhance manufacturing capability. The Company anticipates that total capital outlays will approximate $16.5 million in fiscal year 2002.*

  In August 2001, the Company invested $17.7 million in the common stock of Advantage Payroll Services, Inc. This investment is in addition to the Company's holdings at June 30, 2001 and in aggregate represents a voting interest of 17.7%.

  During the three months ended September 23, 2000, $3.1 million was spent to repurchase 167,200 shares of the Company's common stock. No repurchases of the Company's common stock were undertaken during the three months ended September 29, 2001.

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

  In July 2001, the Company entered into a committed, unsecured, revolving credit agreement for $10 million. Under this credit agreement the Company has the option to borrow at the Eurodollar rate plus a spread or at the agent bank's lending rate prevailing from time to time. The credit agreement contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios.

 At September 29, 2001, the Company had $194 million of outstanding debt under these credit facilities.

  In order to effectively fix the interest rate on a portion of the debt outstanding under the revolving line of credit, the Company has entered into interest rate swap agreements with several of the banks party to the credit agreement. These swap agreements contain notional principal amounts and other terms determined with respect to the Company's forecast of future cash flows and borrowing requirements. At September 29, 2001, the notional principal amount outstanding of the interest rate swap agreements totaled $160 million.

  The Company anticipates that its current cash on hand, cash flow from operations and additional availability under the line of credit will be sufficient to meet the Company's liquidity requirements for its operations and capital expenditures during fiscal year 2002.* However, the Company may pursue additional acquisitions from time to time which would likely be funded through the use of available cash, the issuance of stock, the obtaining of additional credit, or any combination thereof.*

Certain Factors That May Affect Future Results
------------------------------------------------------------------

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

In order to obtain favorable pricing, we have selected a limited number of vendors to provide key services to our business. Examples of this are as follows:

-  	we use MCI WorldCom to provide a majority of the toll-free
telephone lines for our direct marketing business,

-  	we use United Parcel Service to deliver most of the products that we ship to customers,

-  	we rely on the postal services of the countries in which we do
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

Any write-down of our investment in Advantage Payroll Services Holdings, Inc. required under generally accepted accounting principles could reduce our reported earnings.

  As of the date of this Quarterly Report on Form 10-Q, we have invested a total of $30.5 million for a minority investment in Advantage Payroll Services, Inc. (formerly known as Advantage Business Services Holdings, Inc.), a closely-held payroll processing company. This investment is currently reported on our balance sheet at our cost. If, as a result of Advantage's performance or other economic factors beyond our control, the value of this investment on our books exceeds the realizable value of the investment in the market, then we may be required under generally accepted accounting principles to write-down the reported value of the investment, which could reduce our reported earnings for the period in which the write-down occurs.






Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------
    The Company is exposed to a number of market risks, primarily the effects of changes in foreign currency exchange rates and interest rates. Investments in and loans and advances to foreign subsidiaries and branches, and their resultant operations, denominated in foreign currencies, create exposures to changes in exchange rates. The Company's utilization of its revolving line of credit creates an exposure to changes in interest rates. The effect of changes in exchange rates and interest rates on the Company's earnings generally has been small relative to other factors that also affect earnings, such as business unit sales and operating margins. For more information on these market risks and financial exposures, see the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended June 30, 2001. The Company does not hold or issue financial instruments for trading, profit or speculative purposes.

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


Item 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
    Not applicable.


Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------
    Not applicable.


Item 5.  OTHER INFORMATION
--------------------------
     Not applicable


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
    a. Exhibits

       Exhibit No.  Description
       ----------   -----------
         10*        Executive Bonus Plan for 2002.
         15         Awareness Letter of Independent Accountants.
         99         Independent Accountants' Review Report.

* Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.

    b. Reports on Form 8-K.

        None

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            NEW ENGLAND BUSINESS SERVICE,INC.
                                            ---------------------------------
                                                      (Registrant)



November 13, 2001                           /s/Daniel M. Junius
-----------------                           --------------------
Date                                        Daniel M. Junius
                                            Senior Vice President-Chief
                                            Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)