Form 10-Q
period 2001-12-29
NEW ENGLAND BUSINESS SERVICE INC
filed 2002-01-30
CIK 205700

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the period ended December 29, 2001.

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

The number of common shares of the Registrant outstanding on January 30, 2002 was 12,802,506.

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements
----------------------------

                       NEW ENGLAND BUSINESS SERVICE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)


                                                  Dec. 29,        June 30,
                                                     2001            2001
                                                   --------       --------
ASSETS
Current Assets
  Cash and cash equivalents                        $  5,092       $  7,154
  Accounts receivable - net                          62,475         59,528
  Inventories                                        38,541         42,599
  Direct mail advertising materials, net
   and prepaid expenses                              14,048         13,603
  Deferred income tax benefit                        16,127         15,133
                                                   --------       --------
     Total current assets                           136,283        138,017
Property and Equipment - net                         75,702         77,068
Deferred Income Tax Benefit                          16,968         16,986
Goodwill and Other Intangible Assets - net          123,539        129,339
Long-Term Investment                                 30,521         12,869
Other Assets                                          3,206          3,405
                                                   --------       --------
TOTAL ASSETS                                       $386,219       $377,684
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                 $ 16,734       $ 18,314
  Accrued expenses                                   54,646         48,849
  Current portion of long-term debt                   1,422          1,443
                                                   --------       --------
     Total current liabilities                       72,802         68,606
Long-Term Debt                                      177,559        180,718
Deferred Income Taxes                                14,426         14,457

STOCKHOLDERS' EQUITY
  Common stock                                       15,575         15,511
  Additional paid-in capital                         52,901         52,083
  Unamortized value of restricted stock awards         (111)          (157)
  Accumulated other comprehensive loss               (9,533)        (7,417)
  Retained earnings                                 119,799        113,628
                                                   --------       --------
     Total                                          178,631        173,648
Less Treasury stock, at cost                        (57,199)       (59,745)
                                                   --------       --------
Stockholders' Equity                                121,432        113,903
                                                   --------       --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $386,219       $377,684
                                                   ========       ========

See Notes to Unaudited Condensed Consolidated Financial Statements

                             NEW ENGLAND BUSINESS SERVICE, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (In thousands, except per share data)

                                                Three Months Ended     Six Months Ended
                                            Dec. 29,   Dec. 23,    Dec. 29,  Dec. 23,
                                                 2001       2000       2001      2000
                                               --------   --------   --------   --------
NET SALES                                      $157,532   $166,475   $291,047   $307,593
COST OF SALES                                    67,598     71,879    125,686    134,272
                                               --------   --------   --------   --------
GROSS PROFIT                                     89,934     94,596    165,361    173,321
OPERATING EXPENSES:
  Selling and advertising                        52,846     55,512     99,161    103,139
  General and administrative                     18,470     21,315     36,743     41,309
  Exit costs                                          0          0          0      3,387
                                               --------   --------    -------    -------
     Total operating expenses                    71,316     76,827    135,904    147,835
INCOME FROM OPERATIONS                           18,618     17,769     29,457     25,486
OTHER INCOME/(EXPENSE):
  Interest income                                    48         49         98        102
  Interest expense                               (3,488)    (3,389)    (6,835)    (6,529)
                                               --------   --------    -------    -------
INCOME BEFORE INCOME TAXES                       15,178     14,429     22,720     19,059
PROVISION FOR INCOME TAXES                        5,829      5,627      8,725      7,433
                                               --------   --------    -------    -------
INCOME BEFORE THE EFFECT OF A CHANGE
  IN ACCOUNTING PRINCIPLE                         9,349      8,802     13,995     11,626
                                               --------   --------    -------    -------
EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE-
  NET OF TAX                                          0          0     (2,792)         0
                                               --------   --------    -------    -------
NET INCOME                                     $  9,349   $  8,802   $ 11,203   $ 11,626
                                               ========   ========    =======   ========
PER SHARE AMOUNTS:
Basic Earnings Per Share Before the Effect
  of a Change in Accounting Principle          $    .74   $    .67   $   1.11  $    .87
                                               ========   ========   ========  ========

Effect of a Change in Accounting Principle     $    .00   $    .00   $   (.22) $    .00
                                               ========   ========   ========  ========

Basic Earnings Per Share                       $    .74   $    .67   $    .89  $    .87
                                               ========   ========   ========  ========

Diluted Earnings Per Share Before the Effect
  of a Change in Accounting Principle          $    .73   $    .66   $   1.10  $   .87
                                               ========   ========   ========  =======
Effect of a Change in Accounting Principle     $    .00   $    .00   $   (.22) $   .00
                                               ========   ========   ========  =======
Diluted Earnings Per Share                     $    .73   $    .66   $    .88  $   .87
                                               ========   ========   ========  =======

Dividends                                      $    .20   $    .20   $    .40  $   .40
                                               ========   ========   ========  =======

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING        12,636     13,235     12,587   13,314
  Plus incremental shares from assumed
  conversion of stock options and
  contingently returnable shares                    112         91        140       89
                                               --------   --------    -------   ------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING      12,748     13,326     12,727   13,403
                                               ========   ========    =======  =======

See Notes to Unaudited Condensed Consolidated Financial Statements

                     NEW ENGLAND BUSINESS SERVICE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)

                                                      Six Months Ended
                                                     Dec. 29,      Dec. 23,
                                                      2001          2000
                                                     --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                           $ 11,203      $ 11,626
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation                                          9,371         8,658
  Amortization                                          4,516         6,240
  Loss on disposal of asset                                 6            93
  Change in accounting principle                        2,792             0
  Asset impairment loss                                     0         1,707
  Exit costs                                                0         3,387
  Provision for losses on accounts receivable           2,617         2,382
  Employee benefit charges                              2,725           138
Changes in assets and liabilities, net of
   acquisitions:
  Accounts receivable                                  (5,745)       (4,192)
  Inventories and prepaid expenses                      3,621        (2,973)
  Accounts payable                                     (2,928)        1,528
  Income taxes payable                                  4,126         1,257
  Accrued expenses                                        571        (1,013)
                                                     --------      --------
    Net cash provided by operating activities          32,875        28,838

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                    (8,153)      (12,704)
Proceeds from sale of equipment                             0             3
Purchase of long-term investment                      (17,652)            0
Acquisition of business-net of cash acquired                0       (38,581)
                                                     --------      --------
    Net cash used in investing activities             (25,805)      (51,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                     (78,213)      (55,374)
Proceeds from borrowings-net of issuance costs         73,342        94,500
Proceeds from issuance of common stock                    902           666
Acquisition of treasury stock                               0        (6,915)
Dividends paid                                         (5,033)       (5,321)
                                                     --------      --------
    Net cash provided/(used) by financing activities   (9,002)       27,556

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (130)          (53)
                                                     --------      --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                (2,062)        5,059

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          7,154         3,469
                                                     --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  5,092      $  8,528
                                                     ========      ========

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation/Accounting Policies
--------------------------------------------
  The condensed consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods reflected. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, and the Independent Auditors' Report in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The Company has consistently followed those policies in preparing this report. The results from operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year.

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

3. Restructuring and Impairment of Assets
----------------------------------------

 During fiscal year 2001, the Company undertook two distinct restructuring actions. The first resulted in a restructuring charge of $3,500,000 to provide for costs primarily associated with the Company's decision to more closely align certain direct marketing and direct sales activities. As part of the restructuring program, the McBee US headquarters was relocated from Parsippany, New Jersey to the existing RapidForms facility in Thorofare, New Jersey. In addition, the McBee manufacturing plant in
Damascus, Virginia was closed and a portion of leased warehousing space occupied by Chiswick in Sudbury,
Massachusetts was vacated. In Canada, the McBee sales and marketing organizations were combined with NEBS
Direct Marketing and are operating under the NEBS name. Approximately 140 employees were affected by the restructuring either through elimination of their positions or relocation. Pursuant to this plan, the following charges and payments have been recorded:


Three Months Ended
Dec. 29, 2001
                      Balance     Charge         Payments or        Balance
Type of                Sept. 29,  (credit) for    reductions for     Dec. 29,
Liability               2001       the period     the period          2001
---------             ---------    -----------    ------------      ------------
Employee termination
  benefit costs      $  538,000   $        0       $(251,000)       $  287,000

Facility closure
  costs              $  479,000   $        0       $(179,000)       $  300,000


Six Months Ended
Dec. 29, 2001
                      Balance     Charge         Payments or        Balance
Type of                June 30,   (credit) for    reductions for     Dec. 29,
Liability               2001       the period     the period          2001
---------             ---------    -----------    ------------      ------------
Employee termination
  benefit costs      $  857,000   $        0       $(570,000)       $  287,000

Facility closure
  costs              $  672,000   $        0       $(372,000)       $  300,000

  The second restructuring during fiscal year 2001 resulted in the Company recording an additional restructuring charge of $3,645,000 to provide for costs associated with the Company's decision to eliminate excess capacity by closing a manufacturing facility in Ogden, Utah and a leased distribution facility in Sudbury, Massachusetts, along with other actions to reduce the workforce in various locations. Approximately 175 employees were affected by the restructuring, either through elimination of their positions or relocation. Pursuant to this plan, the following charges and payments have been recorded:





Three Months Ended
Dec. 29, 2001
                       Balance     Charge         Payments or        Balance
Type of                Sept. 29,   (credit) for    reductions for      Dec. 29,
Liability               2001       the period     the period          2001
---------             ---------    -----------    ------------      ------------
Employee termination
  benefit costs      $1,614,000   $        0       $  (396,000)     $1,218,000

Facility closure
  costs              $  719,000   $        0       $   (35,000)     $  684,000

Six Months Ended
Dec. 29, 2001
                       Balance     Charge         Payments or        Balance
Type of                June 30,   (credit) for    reductions for      Dec. 29,
Liability               2001       the period     the period          2001
---------             ---------    -----------    ------------      ------------
Employee termination
  benefit costs      $2,391,000   $        0       $(1,173,000)     $1,218,000

Facility closure
  costs              $  745,000   $        0       $   (61,000)     $  684,000



  The activities related to all restructuring actions identified above are anticipated to be completed by the Company during fiscal year 2002 with the exception of lease payments which may extend beyond this time frame.

  Additionally, in the first quarter of fiscal 2001, the Company recognized an impairment charge of
$1,707,000 for the write-off of capitalized internal-use software related to an enterprise resource planning system the Company no longer plans to implement.

4. Inventories
--------------
  Inventories are carried at the lower of first-in, first-out cost or market. Inventories at December 29, 2001 and June 30, 2001 consisted of:


                                             Dec. 29,       June 30,
                                              2001           2001
                                             -----------    -----------
  Raw Material                               $ 2,197,000    $ 1,821,000
  Work in Process                                651,000      1,459,000
  Finished Goods                              35,693,000     39,319,000
                                              ----------    -----------
  Total                                      $38,541,000    $42,599,000
                                             ===========    ===========

5. Long-Term Investment
-----------------------


  In August 2001, the Company invested $17,652,000 in the common stock of Advantage Payroll Services, Inc. This investment is in addition to the Company's holdings at June 30, 2001 and in aggregate represents a voting interest of 17.7%. The securities are not considered to be marketable equity securities under Statement of Financial Accounting Standards No. 115 (SFAS
115), "Accounting for Certain Investments in Debt and Equity Securities", because the company is currently privately held and, hence, the securities are restricted and have no readily determinable market value. This investment has been carried at cost and will periodically be evaluated to determine whether a decline in fair value below the original cost basis has occurred and is other than temporary. The investment has been classified as a long-term asset on the condensed consolidated balance sheet because of its non-marketable nature.




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

  Had the provisions of SFAS 141 and 142 been applied for the three and six months ended December 23, 2000, the Company's net income and net income per share would have been as follows:


                           Three months ended    Six Months Ended
                              Dec. 23, 2000       Dec. 23, 2000
                               -----------        ------------
Net Income
  As reported                   $8,802,000         $11,626,000
       Add:
       Goodwill amortization       512,000           1,024,000
       Assembled workforce
         amortization              204,000             408,000
       Tradename amortization      204,000             408,000
       Less:
       Tax effect                 (359,000)           (718,000)
                                ----------         -----------
Pro forma net income            $9,363,000         $12,748,000
                                ==========         ===========
Per share amounts:
Basic earnings
  per share as reported         $      .67         $       .87
                                  ========            ========

Effect of SFAS No. 141 and 142  $      .04         $       .09
                                  ========            ========

Pro forma basic earnings
  per share                     $      .71         $       .96
                                  ========            ========

Diluted earnings
 per share as reported          $      .66         $       .87
                                  ========            ========

Effect of SFAS No. 141 and 142  $      .04         $       .08
                                  ========            ========
Pro forma diluted earnings
 per share                      $      .70         $       .95
                                  ========            ========

Intangible assets consist of the following:

                                         Dec. 29, 2001
                                       ------------------


                                  Gross Carrying    Accumulated    Net Carrying
                                     Amount         Amortization      Amount
                                  -------------     ------------   ------------
Amortized intangible assets:
 Customer lists                   $46,428,000       $33,366,000     $13,062,000
 Covenant not to compete            1,183,000         1,013,000         170,000
 Debt issue costs                   2,547,000           909,000       1,638,000
 Long-term contracts                5,300,000           489,000       4,811,000
 Bank referral agreements           7,400,000         1,326,000       6,074,000
Unamortized intangible assets:
 Tradenames                        32,800,000         2,727,000      30,073,000
                                  ------------      ------------    -----------
Total intangible assets           $95,658,000       $39,830,000     $55,828,000
                                  ===========       ===========     ===========



Changes in the carrying amount of goodwill (net) for the six months ended
December 29, 2001, are by segment as follows:

                       June 30,                     Dec. 29,
                        2001        Adjustments     2001
                       --------    ------------   ----------

Direct Marketing-US    $24,137,000           $0   $24,137,000
Direct Sales-US          5,119,000    2,382,000     7,501,000
Apparel                  9,624,000            0     9,624,000
Packaging and
  Display Products      23,246,000            0    23,246,000
International            6,148,000   (2,945,000)    3,203,000
                       -----------  ------------  -----------
Total                  $68,274,000  $  (563,000)  $67,711,000
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

  Amortization of intangible assets for the three and six months ended
December 29, 2001 was $2,269,000 and $4,516,000, respectively. Estimated amortization of intangible assets for fiscal years 2002, 2003, 2004, 2005 and 2006 is $8,526,000, $7,052,000, $5,352,000, $757,000 and $757,000, respectively.


7. Comprehensive Income
--------------------------

  Other Comprehensive Income consists of foreign currency translation adjustments, unrealized gains and losses on investments and changes in the fair market value of cash flow hedges. Comprehensive income for the six months ending December 23, 2000 also includes the impact of the Company's adoption of SFAS No. 133 which resulted in an initial credit of $391,000 (net of tax) to Accumulated Other Comprehensive Loss. The Company's comprehensive income is set forth below:

                                              Three Months Ended          Six Months Ended
                                             Dec. 29,      Dec. 23,      Dec. 29,   Dec. 23,
                                             2001          2000          2001       2000
                                            -----------   ---------     ----------  ---------
Net Income                                 $ 9,349,000   $ 8,802,000   $11,203,000 $11,626,000

Changes in:

Unrealized gains/(losses)
   on investments held in
   supplemental executive retirement
   plan, net of tax                             (4,000)       14,000       (45,000)     14,000

Foreign currency
   translation adjustments, net                (80,000)     (122,000)     (638,000)   (331,000)

Unrealized gains/(losses) on derivatives
   held for hedging purposes, net of tax       624,000    (1,367,000)   (1,433,000) (2,054,000)
                                            ----------    ----------    ----------  ----------
Other comprehensive income/(loss)              540,000    (1,475,000)   (2,116,000) (2,371,000)
   before cumulative effect adjustment

Cumulative effect adjustment recorded
   upon the adoption of SFAS No. 133                 -             -             -     391,000
                                            ----------    ----------    ----------  ----------
Comprehensive Income                       $ 9,889,000   $ 7,327,000   $ 9,087,000 $ 9,646,000
                                           ===========   ===========    ==========  ==========


<PAGE

8. Financial Information by Business Segment
--------------------------------------------
  The Company has identified five reportable segments. The first is "Direct Marketing-US" and represents those business operations that sell primarily printed products such as checks and business forms to small businesses through direct marketing in the United States. The second segment, "Direct Sales-US," also sells primarily checks and business forms to small businesses; however, they sell directly to the customer in the United States and, to a lesser extent, through distributors. The third segment, "Apparel", utilizes independent sales representatives to market its specialty apparel products and to solicit orders from customers in the promotional products/advertising specialty industry. "Packaging and Display Products", the fourth segment, primarily resells packaging and shipping supplies and retail signage marketed through a combination of direct marketing and direct selling efforts. The fifth segment, "International", sells primarily printed products such as checks and business forms to small businesses in Europe and Canada through direct marketing, distributors or by directly selling to the customer.

  The Company evaluates segment performance and allocates resources based on a profit from operations measure. This measure is similar to income from operations as reported on the statements of consolidated income in that it excludes interest and other income and expense. This measure, however, also excludes certain items that are reported within income from operations. These include management incentive compensation, amortization, integration charges, restructuring charges, impairment charges and corporate expenses. The chief operating decision-maker, in assessing segment results, does not consider these items. In order to reconcile the segment numbers to the Company's income before income taxes, adjustments representing the items listed above totaling $9,258,000 and $11,541,000 for the three months ended December 29, 2001 and December 23, 2000, and $18,381,000 and $26,112,000 for the six months ended December 29, 2001 and December 23, 2000, respectively, need to be made to the reported segment results.


  Net sales and profit from operations for each of the Company's business segments are set forth below:


                                                     Packaging and
              Direct       Direct                    Display
              Marketing-US Sales-US     Apparel      Products     International   Total
              -----------  -----------  -----------  -----------  -------------   ------

Three months ended
Dec. 29, 2001
  Net sales   $84,419,000  $27,172,000  $13,145,000   $22,010,000   $10,786,000   $157,532,000
  Profit from
   operations  20,078,000    2,752,000     (367,000)      650,000     1,323,000     24,436,000
  Less
   adjustments
   listed above                                                                      9,258,000
  Income before
   income taxes                                                                   $ 15,178,000




Three months ended
Dec. 23, 2000
  Net sales   $90,846,000  $26,411,000  $13,490,000   $24,583,000   $11,145,000   $166,475,000
  Profit from
   operations  20,974,000    1,992,000      807,000     1,367,000       830,000     25,970,000
  Less
   adjustments
   listed above                                                                     11,541,000
  Income before
   income taxes                                                                   $ 14,429,000




Six months ended
Dec. 29, 2001
  Net sales   $151,208,000  $52,892,000 $24,991,000  $41,535,000   $20,421,000   $291,047,000
  Profit from
   operations   34,269,000    4,164,000    (356,000)   1,024,000     2,000,000     41,101,000
  Less
   adjustments
   listed above                                                                    18,381,000
  Income before
   income taxes                                                                  $ 22,720,000



Six months ended
Dec. 23, 2000
  Net sales   $160,028,000  $51,930,000 $29,756,000  $44,907,000   $20,972,000   $307,593,000
  Profit from
   operations   35,522,000    4,156,000   2,122,000    2,106,000     1,265,000     45,171,000
  Less
   adjustments
   listed above                                                                    26,112,000
  Income before
   income taxes                                                                  $ 19,059,000





<PAGE


9. New Accounting Pronouncements
-------------------------------

  In July 2001, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121 on the same topic and the accounting and certain reporting provisions of APB Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as defined in that Opinion). This Statement also amends ARB 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company will adopt this Statement in fiscal 2003. Management believes that the impact of this Statement on its consolidated financial statements will not be material.

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

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
        and Results of Operations
---------------------------------

Overview
--------

  New England Business Service, Inc. (the "Company"), was founded in 1952, incorporated in Massachusetts in 1955 and reincorporated in Delaware in 1986. The Company designs, produces and distributes business forms, checks, envelopes, labels, greeting cards, signs, stationery and related printed products and distributes packaging, shipping and warehouse supplies, software, personalized apparel and other business products through direct mail, direct sales, telesales, dealers and the Internet to small businesses throughout the United States, Canada, the United Kingdom and France. The Company also markets and sells specialty apparel products through distributors and independent sales representatives to the promotional products/advertising specialty industry, primarily in the United States.

  The Company has identified five reportable segments. The first is Direct Marketing-US and represents those business operations that sell primarily printed products such as checks and business forms to small businesses through direct marketing in the United States. The second segment, Direct Sales-US, also sells primarily checks and business forms to small businesses; however, they sell directly to the customer in the United States, and, to a lesser extent, through distributors. The third segment, Apparel, utilizes independent sales representatives to market its specialty apparel products and to solicit orders from customers in the promotional products/advertising specialty industry. Packaging and Display Products, the fourth segment, primarily resells packaging and shipping supplies and retail signage marketed through a combination of direct marketing and direct selling efforts. The fifth segment, International, sells primarily printed products such as checks and business forms to small businesses in Europe and Canada through direct marketing, distributors or by directly selling to the customer.

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

Results of Operations
---------------------

 Net sales decreased $9.0 million or 5.4% to $157.5 million in the second quarter of fiscal year 2002 from $166.5 million in last year's second quarter. The sales decline is attributable to the economic slowdown in the U.S. The sales decrease was comprised of approximately a $6.4 million decrease in Direct Marketing-US and $2.6 million in the Packaging and Display segments. The impact of the decline in the Direct Marketing-US segment was most notable due to a slowdown in discretionary business spending by its customers. The decline in the Packaging and Display segment is due to lower volume from and higher discounting to industrial sales customers. In addition, a slight sales decrease of $.7 million was realized in the International and Apparel segments. These decreases were offset by a slight increase of $.7 million in sales of the Company's other segment, Direct Sales-US.

 Net sales decreased $16.6 million or 5.4% to $291.0 million for the first six months of fiscal year 2002 from $307.6 million in last year's comparable period. The sales decrease was comprised of an $8.8 million decrease in the Direct Marketing-US, a $4.8 million decrease in the Apparel, $3.4 million decrease in the Packaging and Display Products and $.6 million in the International segments. The impact of the decline in the Direct Marketing-US and Packaging and Display segments was due to similar reasons as outlined above regarding the second quarter results. The decrease in the Apparel segment was also due to a slowdown in discretionary business spending by its customers. These decreases were offset by a slight increase of $1.0 million in the sales of the Company's Direct Sales-US segment.

 For the second quarter of fiscal year 2002, cost of sales decreased to 42.9% of sales from 43.2% in last year's comparable period. For the first six months of fiscal year 2002, cost of sales decreased to 43.2% from 43.7% in last year's comparable period. The Company's cost management strategies in all segments, except the Apparel segment, offset the volume impact of the decrease in sales on cost of sales. The Apparel segment has a higher cost of sales as a percent of sales due to higher fixed costs and product mix. Excluding the Apparel segment, cost of sales approximated 39.5% and 39.9% for the second quarter and the first six months of fiscal year 2002, respectively, a slight decrease from the comparable periods last year. Cost of sales as a percent of sales is expected to increase slightly for the remainder of the fiscal year.*


 Selling and advertising expense remained relatively constant at 33.5% of sales in the second quarter of fiscal year 2002 as compared to 33.3% of sales in last year's comparable quarter. For the first six months of fiscal year 2002, selling and advertising expense increased to 34.1% from 33.5% of sales in last year's comparable period. The percentage increase was due to a decrease in the proportion of sales coming from the Apparel segment, which has a lower selling and advertising expense as a percentage of sales than the Company's other businesses. Also contributing to the percentage increase was an increase in the proportion of sales coming from the Direct Sales-US segment, which has a higher selling and advertising expense as a percentage of sales than in the Company's other businesses. Offsetting this mix change was the effect of the Company's adoption of SFAS 142, which decreased the amortization charge for the current period. Selling and advertising expense as a percentage of sales is expected to be slightly lower for the remainder of the fiscal year.*

  General and administrative expense decreased to 11.7% in the second quarter of fiscal year 2002 from 12.8% of sales in last year's comparable quarter. For the first six months of fiscal year 2002, general and administrative expense decreased to 12.6% from 13.4% in last year's comparable period. General and administrative expenses in the first six months of fiscal year 2001 included an asset impairment charge of $1.7 million, for the write-off of capitalized internal-use software related to an enterprise resource planning system the Company no longer plans to implement. General and administrative expense as a percent of sales is expected to be slightly higher for the remainder of the fiscal year.*

  During fiscal year 2001, the Company undertook two distinct restructuring actions. The first resulted in a restructuring charge of $3.5 million to provide for costs primarily associated with the Company's decision to more closely align certain direct marketing and direct sales activities. As part of the restructuring program, the McBee US headquarters was relocated from Parsippany, New Jersey to the existing RapidForms facility in Thorofare, New Jersey. In addition, the McBee manufacturing plant in Damascus, Virginia was closed and a portion of leased warehousing space occupied by Chiswick in Sudbury, Massachusetts has been vacated. In Canada, the McBee sales and marketing organizations were combined with NEBS Direct Marketing and are operating under the NEBS name. Approximately 140 employees were affected by the restructuring either through elimination of their positions or relocation.

  The second restructuring during fiscal year 2001 resulted in the Company recording an additional restructuring charge of $3.6 million to provide for costs associated with the Company's decision to eliminate excess capacity by closing a manufacturing facility in Ogden, Utah and a leased distribution facility in Sudbury, Massachusetts, along with other actions to reduce the workforce in various locations. Approximately 175 employees were affected by the restructuring, either through elimination of their positions or relocation. Pursuant to these plans, the following charges and payments have been recorded:



Three Months Ended
Dec. 29, 2001
                       Balance   Charge        Payments or       Balance
Type of                Sept. 29, credit) for   reductions for    Dec. 29,
 Liability              2001     the period    the period         2001
---------             ---------  -----------   ------------     ------------
First Restructuring
Employee termination
  benefit costs      $  538,000    $       0      $  (251,000)    $  287,000
Facility closure
  costs              $  479,000    $       0      $  (179,000)    $  300,000

Second Restructuring
Employee termination
  benefit costs      $1,614,000    $       0      $  (396,000)    $1,218,000
Facility closure
  costs              $  719,000    $       0      $   (35,000)    $  684,000

Six Months Ended
Dec. 29, 2001
                       Balance   Charge        Payments or       Balance
Type of                June 30, (credit) for   reductions for    Dec. 29,
 Liability              2001     the period    the period         2001
---------             ---------  -----------   ------------     ------------
First Restructuring
Employee termination
  benefit costs      $  857,000    $       0      $  (570,000)    $  287,000
Facility closure
  costs              $  672,000    $       0      $  (372,000)    $  300,000

Second Restructuring
Employee termination
  benefit costs      $2,391,000    $       0      $(1,173,000)    $1,218,000
Facility closure
  costs              $  745,000    $       0      $   (61,000)    $  684,000


     The activities related to all restructuring actions identified above are anticipated to be completed by the Company during fiscal year 2002 with the exception of lease payments which may extend beyond this time frame.


  Interest expense increased to 2.2% of sales in the second quarter of fiscal year 2002 as compared to 2.0% of sales in last year's comparable quarter. In the first six months of fiscal 2002, interest expense increased to 2.3% from 2.1% of sales in the prior year's comparable period. The increase is the result of debt incurred during the first quarter for the Company's additional investment of $17.7 million in Advantage Payroll Services, Inc. which increased the Company's average debt outstanding from the same period last year.

  The provision for income taxes as a percentage of pre-tax income declined to 38.4% from 39.0% in the second quarter and first six months of fiscal years 2002 and 2001, respectively.

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


  In July 2001, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121 on the same topic and the accounting and certain reporting provisions of APB Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as defined in that Opinion). This Statement also amends ARB 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company will adopt this Statement in fiscal 2003. Management believes that the impact of this Statement on its consolidated financial statements will not be material.




<PAGE



Liquidity and Capital Resources
-------------------------------

  Cash provided by operating activities for the six months ended December 29, 2001 was $ 32.9 million and represented an increase of $4.1 million from the $28.8 million provided in the comparable period last year. This increase in cash provided by operating activities was comprised principally of a $4.5 million increase for asset impairments and other non-cash adjustments and a $5.1 million increase in the amount of cash provided by working capital which was offset by a $.4 million decrease in net income, a $1.7 million decrease in amortization and a $3.4 million decrease in exit costs.

  Working capital at December 29, 2001 amounted to $63.5 million, including $5.0 million of cash and short-term investments. At June 30, 2001, working capital amounted to $69.4 million, including cash and short term investments of $7.1 million. The decrease in working capital is primarily the result of the seasonal nature of the greeting card and personalized apparel businesses.

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


  Capital expenditures for the six months ended December 29, 2001 were $8.2 million versus the $12.7 million expended during last year's comparable period. Capital expenditures in the first six months of fiscal year 2002 included improvements in information systems infrastructure and investments to enhance manufacturing capability. The Company has intentionally reduced capital spending from last year's levels and anticipates that total capital outlays will approximate $16.5 million in fiscal year 2002.*

  In August 2001, the Company invested $17.7 million in the common stock of Advantage Payroll Services, Inc. This investment is in addition to the Company's holdings at June 30, 2001 and in aggregate represents a voting interest of 17.7%.

  During the six months ended December 23, 2000, $6.9 million was spent to repurchase 380,900 shares of the Company's common stock. There were no repurchases of the Company's common stock during the six months ended December 29, 2001.

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

 In November 2001, the Company entered into a $50 million Note Purchase Agreement with The Prudential Insurance Company of America. Under this agreement the Company will borrow at the Eurodollar rate plus a spread for one year, after which the interest rate will become fixed. This agreement contains various restrictive covenants, which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt, and fixed charge ratios. The Company is currently in compliance with these covenants.

 At December 29, 2001, the Company had $176 million of outstanding debt under these debt arrangements.

  In order to effectively fix the interest rate on a portion of the debt outstanding under the revolving line of credit and senior note, the Company has entered into interest rate swap agreements with several of the banks party to the credit agreement. These swap agreements contain notional principal amounts and other terms determined with respect to the Company's forecast of future cash flows and borrowing requirements. At December 29, 2001, the notional principal amount outstanding of the interest rate swap agreements totaled $160 million. For the three and six month periods ending December 29, 2001, there were no amounts transferred from other comprehensive income to earnings related to the Company's swaps and the amount of the swaps ineffectiveness was insignificant.

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

A majority of the sales in our apparel business come from selling knit and woven sport shirts under labels licensed from third parties to the promotional products/advertising specialty industry. We believe that the critical success factors to compete in this market include product quality, timely fulfillment of customer orders and brand awareness. Known material risks that may affect those success factors are also described below.

Our printed product lines face increased competition from new sources, such as office supply superstores. Increased competition may require us to reduce prices or offer other incentives in order to attract new customers and retain existing customers, which could reduce our profits.

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

Any write-down of our investment in Advantage Payroll Services, Inc. required under generally accepted accounting principles could reduce our reported earnings.

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

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------
    Not applicable


Item 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
    Not applicable.


Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------
a. The Annual Meeting of Stockholders was held on October 26, 2001.

b. See Item 4c below

c. The stockholders fixed the number of Directors to be elected at nine and elected the following Directors:

                                    For      Authority Withheld
                                    ---      ------------------
      Robert J. Murray           11,764,724         10,585
      William T. End             11,764,724         10,585
      Neil S. Fox                11,764,724         10,585
      Robert L. Gable            11,760,448         14,861
      Thomas J. May              11,758,124         17,185
      Herbert W. Moller          11,764,724         10,585
      Joseph R. Ramrath          11,755,724         19,585
      Brian E. Stern             11,763,724         11,585
      M. Anne Szostak            11,755,800         19,509

      The stockholders voted to ratify the selection of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending June 29, 2002.

       For          Against      Abstain
       ---         --------     --------
      11,739,067    23,837       12,405

Item 5.  OTHER INFORMATION
--------------------------
     Not applicable


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
    a. Exhibits

       Exhibit No.  Description
       ----------   -----------
         10.1*      First Amendment to the Supplemental Retirement
                    Plan for Executives of New England Business
                    Service, Inc., effective October 26, 2001.
10.2 First Amendment to the Second Amended and Restated
Revolving Credit Agreement dated as of October 24,
2001, by and between the Company, Fleet National
Bank, and certain other financial institutions.
10.3 Note Purchase Agreement dated as of November 9,
2001, by and between the Company and The Prudential
Insurance Company of America.
         15         Awareness Letter of Independent Accountants.
         99         Independent Accountants' Review Report.

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



January 30, 2002                            /s/Daniel M. Junius
-----------------                           --------------------
Date                                        Daniel M. Junius
                                            Senior Vice President-Chief
                                            Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)