Form 10-Q
period 2002-03-30
NEW ENGLAND BUSINESS SERVICE INC
filed 2002-05-09
CIK 205700

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the period ended March 30, 2002.

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

The number of common shares of the Registrant outstanding on May 8, 2002 was 13,004,826.

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements
----------------------------

                       NEW ENGLAND BUSINESS SERVICE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)


                                                  Mar. 30,        June 30,
                                                     2002            2001
                                                   --------       --------
ASSETS
Current Assets
  Cash and cash equivalents                        $ 10,335       $  7,154
  Accounts receivable - net                          55,983         59,528
  Inventories                                        35,008         42,599
  Direct mail advertising materials, net
   and prepaid expenses                              13,005         13,603
  Deferred income tax benefit                        15,887         15,133
                                                   --------       --------
     Total current assets                           130,218        138,017
Property and Equipment - net                         74,230         77,068
Deferred Income Tax Benefit                          16,968         16,986
Goodwill and Other Intangible Assets - net          121,371        129,339
Long-Term Investment                                 30,521         12,869
Other Assets                                          3,210          3,405
                                                   --------       --------
TOTAL ASSETS                                       $376,518       $377,684
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                 $ 12,823       $ 18,314
  Accrued expenses                                   51,393         48,849
  Current portion of long-term debt                   1,224          1,443
                                                   --------       --------
     Total current liabilities                       65,440         68,606
Long-Term Debt                                      168,680        180,718
Deferred Income Taxes                                14,426         14,457

STOCKHOLDERS' EQUITY
  Common stock                                       15,694         15,511
  Additional paid-in capital                         55,066         52,083
  Unamortized value of restricted stock awards          (87)          (157)
  Accumulated other comprehensive loss               (8,511)        (7,417)
  Retained earnings                                 121,892        113,628
                                                   --------       --------
     Total                                          184,054        173,648
Less Treasury stock, at cost                        (56,082)       (59,745)
                                                   --------       --------
Stockholders' Equity                                127,972        113,903
                                                   --------       --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $376,518       $377,684
                                                   ========       ========

See Notes to Condensed Consolidated Financial Statements

                             NEW ENGLAND BUSINESS SERVICE, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (In thousands, except per share data)

                                                Three Months Ended     Nine Months Ended
                                            Mar. 30,   Mar. 24,    Mar. 30,  Mar. 24,
                                                 2002       2001       2002      2001
                                               --------   --------   --------   --------
NET SALES                                      $132,879   $132,857   $423,926   $440,450
COST OF SALES                                    58,521     58,858    184,207    193,130
                                               --------   --------   --------   --------
GROSS PROFIT                                     74,358     73,999    239,719    247,320
OPERATING EXPENSES:
  Selling and advertising                        45,985     48,029    145,146    151,168
  General and administrative                     17,508     17,019     54,251     58,328
  Exit costs                                          0         42          0      3,429
                                               --------   --------    -------    -------
     Total operating expenses                    63,493     65,090    199,397    212,925
INCOME FROM OPERATIONS                           10,865      8,909     40,322     34,395
OTHER INCOME/(EXPENSE):
  Interest income                                    37        274        135        376
  Interest expense                               (3,361)    (3,368)   (10,196)    (9,897)
                                               --------   --------    -------    -------
INCOME BEFORE INCOME TAXES                        7,541      5,815     30,261     24,874
PROVISION FOR INCOME TAXES                        2,895      2,268     11,620      9,701
                                               --------   --------    -------    -------
INCOME BEFORE THE EFFECT OF A CHANGE
  IN ACCOUNTING PRINCIPLE                         4,646      3,547     18,641     15,173
                                               --------   --------    -------    -------
EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE            0          0     (2,792)         0
                                               --------   --------    -------    -------
NET INCOME                                     $  4,646   $  3,547   $ 15,849   $ 15,173
                                               ========   ========    =======   ========
PER SHARE AMOUNTS:
Basic Earnings Per Share Before the Effect
  of a Change in Accounting Principle          $    .36   $    .27   $   1.47  $   1.15
                                               ========   ========   ========  ========

Effect of a Change in Accounting Principle     $    .00   $    .00   $   (.22) $    .00
                                               ========   ========   ========  ========

Basic Earnings Per Share                       $    .36   $    .27   $   1.25  $   1.15
                                               ========   ========   ========  ========

Diluted Earnings Per Share Before the Effect
  of a Change in Accounting Principle          $    .35   $    .27   $   1.45  $  1.14
                                               ========   ========   ========  =======
Effect of a Change in Accounting Principle     $    .00   $    .00   $   (.22) $   .00
                                               ========   ========   ========  =======
Diluted Earnings Per Share                     $    .35   $    .27   $   1.23  $  1.14
                                               ========   ========   ========  =======

Dividends                                      $    .20   $    .20   $    .60  $   .60
                                               ========   ========   ========  =======

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING        12,763     12,928     12,648   13,174
  Plus incremental shares from assumed
  conversion of stock options and
  contingently returnable shares                    326        203        197      126
                                               --------   --------    -------   ------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING      13,089     13,131     12,845   13,300
                                               ========   ========    =======  =======

See Notes to Condensed Consolidated Financial Statements

                     NEW ENGLAND BUSINESS SERVICE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)

                                                     Nine Months Ended
                                                     Mar. 30,      Mar. 24,
                                                      2002          2001
                                                     --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                           $ 15,849      $ 15,173
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation                                         13,945        12,841
  Amortization                                          6,692         9,295
  Loss on disposal of asset                                57           169
  Change in accounting principle                        2,792             0
  Asset impairment loss                                     0         1,707
  Exit costs                                                0         3,429
  Provision for losses on accounts receivable           3,767         3,543
  Employee benefit charges                              4,048           175
Changes in assets and liabilities, net of
   acquisitions:
  Accounts receivable                                    (426)        2,031
  Inventories and prepaid expenses                      8,143        (5,149)
  Accounts payable                                     (6,826)       (4,153)
  Income taxes payable                                  2,434          (824)
  Accrued expenses                                        560        (1,994)
                                                     --------      --------
    Net cash provided by operating activities          51,035        36,243

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                   (11,368)      (20,464)
Proceeds from sale of equipment                            24            33
Purchase of long-term investment                      (17,652)            0
Acquisition of business-net of cash acquired                0       (38,613)
                                                     --------      --------
    Net cash used in investing activities             (28,996)      (59,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                     (98,140)      (73,091)
Proceeds from borrowings-net of issuance costs         84,181       124,400
Proceeds from issuance of common stock                  2,813         1,104
Acquisition of treasury stock                               0       (17,640)
Dividends paid                                         (7,585)       (7,897)
                                                     --------      --------
    Net cash provided/(used) by financing activities  (18,731)       26,876

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (127)         (119)
                                                     --------      --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                 3,181         3,956

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          7,154         3,469
                                                     --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 10,335      $  7,425
                                                     ========      ========

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation/Accounting Policies
--------------------------------------------
  The condensed consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods reflected. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, and the Independent Auditors' Report in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, except as discussed in Note 6 below. The Company has consistently followed those policies in preparing this report. The results from operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year.

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


Three Months Ended
Mar. 30, 2002
                      Balance     Charge         Payments or        Balance
Type of                 Dec. 29,  (credit) for    reductions for     Mar. 30,
Liability               2001       the period     the period          2002
---------             ---------    -----------    ------------      ------------
Employee termination
  benefit costs      $  287,000   $        0       $ (15,000)       $  272,000

Facility closure
  costs              $  300,000   $        0       $(196,000)       $  104,000


Nine Months Ended
Mar. 30, 2002
                      Balance     Charge         Payments or        Balance
Type of                June 30,   (credit) for    reductions for     Mar. 30,
Liability               2001       the period     the period          2002
---------             ---------    -----------    ------------      ------------
Employee termination
  benefit costs      $  857,000   $        0       $(585,000)       $  272,000

Facility closure
  costs              $  672,000   $        0       $(568,000)       $  104,000

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





Three Months Ended
Mar. 30, 2002
                       Balance     Charge         Payments or        Balance
Type of                 Dec. 29,   (credit) for    reductions for      Mar. 30,
Liability               2001       the period     the period          2002
---------             ---------    -----------    ------------      ------------
Employee termination
  benefit costs      $1,218,000   $        0       $  (358,000)     $  860,000

Facility closure
  costs              $  684,000   $        0       $  (176,000)     $  508,000

Nine Months Ended
Mar. 30, 2002
                       Balance     Charge         Payments or        Balance
Type of                June 30,   (credit) for    reductions for      Mar. 30,
Liability               2001       the period     the period          2002
---------             ---------    -----------    ------------      ------------
Employee termination
  benefit costs      $2,391,000   $        0       $(1,531,000)     $  860,000

Facility closure
  costs              $  745,000   $        0       $  (237,000)     $  508,000



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

4. Inventories
--------------
  Inventories are carried at the lower of first-in, first-out cost or market. Inventories at March 30, 2002 and June 30, 2001 consisted of:


                                             Mar. 30,       June 30,
                                              2002           2001
                                             -----------    -----------
  Raw Material                               $ 1,577,000    $ 1,821,000
  Work in Process                                369,000      1,459,000
  Finished Goods                              33,062,000     39,319,000
                                              ----------    -----------
  Total                                      $35,008,000    $42,599,000
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

As of July 1, 2001, the Company had identified those intangible assets that remain separable under the provisions of SFAS 141 and those that are to be included in goodwill. In applying SFAS 142, the Company completed the transitional intangible asset impairment test by determining the carrying amount of its various reporting units and comparing that with their fair value, determined by using a multiple of earnings before interest, taxes, depreciation and amortization. As a result, the Company recognized an impairment charge to write off goodwill in the amount of $2,792,000 relating to its European business within its International business segment. The impairment loss is recognized in the condensed consolidated statements of income under the caption
"Effect of a Change in Accounting Principle".

  Had the provisions of SFAS 141 and 142 been applied for the three and nine months ended March 24, 2001, the Company's net income and net income per share, calculated using the Company's annual estimated tax rate, would have been as follows:


                           Three months ended   Nine Months Ended
                              Mar. 24, 2001       Mar. 24, 2001
                               -----------        ------------
Net Income
  As reported                   $3,547,000         $15,173,000
       Add:
       Goodwill amortization       510,000           1,534,000
       Assembled workforce
         amortization              204,000             612,000
       Tradename amortization      206,000             614,000
       Less:
       Tax effect                 (359,000)         (1,077,000)
                                ----------         -----------
Pro forma net income            $4,108,000         $16,856,000
                                ==========         ===========
Per share amounts:
Basic earnings
  per share as reported         $      .27         $      1.15
                                  ========            ========

Effect of SFAS No. 141 and 142  $      .04         $       .13
                                  ========            ========

Pro forma basic earnings
  per share                     $      .31         $      1.28
                                  ========            ========

Diluted earnings
 per share as reported          $      .27         $      1.14
                                  ========            ========

Effect of SFAS No. 141 and 142  $      .04         $       .13
                                  ========            ========
Pro forma diluted earnings
 per share                      $      .31         $      1.27
                                  ========            ========

Intangible assets consist of the following:

                                         Mar. 30, 2002
                                       ------------------


                                  Gross Carrying    Accumulated    Net Carrying
                                     Amount         Amortization      Amount
                                  -------------     ------------   ------------
Intangible assets with
     defined lives:
 Customer lists                   $46,428,000       $35,119,000     $11,309,000
 Covenant not to compete            1,179,000         1,106,000          73,000
 Debt issue costs                   2,559,000         1,054,000       1,505,000
 Long-term contracts                5,300,000           582,000       4,718,000
 Bank referral agreements           7,400,000         1,418,000       5,982,000
Intangible assets with
      indefinite lives:
 Tradenames                        32,800,000         2,727,000      30,073,000
                                  ------------      ------------    -----------
Total intangible assets           $95,666,000       $42,006,000     $53,660,000
                                  ===========       ===========     ===========



Changes in the carrying amount of goodwill (net) for the nine months ended
March 30, 2002, are by segment as follows:

                       June 30,                     Mar. 30,
                        2001        Adjustments     2002
                       --------    ------------   ----------

Direct Marketing-US    $24,137,000           $0   $24,137,000
Direct Sales-US          5,119,000    2,382,000     7,501,000
Apparel                  9,624,000            0     9,624,000
Packaging and
  Display Products      23,246,000            0    23,246,000
International            6,148,000   (2,945,000)    3,203,000
                       -----------  ------------  -----------
Total                  $68,274,000  $  (563,000)  $67,711,000
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

  Amortization of intangible assets for the three and nine months ended
March 30, 2002 was $2,176,000 and $6,692,000, respectively. Estimated amortization of intangible assets for fiscal years 2002, 2003, 2004, 2005 and 2006, without consideration of any other increases or decreases in the balance of the assets, is $8,527,000, $7,054,000, $5,354,000, $759,000 and $752,000,
respectively.


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

                                              Three Months Ended        Nine Months Ended
                                             Mar. 30,      Mar. 24,      Mar. 30,   Mar. 24,
                                             2002          2001          2002       2001
                                            -----------   ---------     ----------  ---------
Net Income                                 $ 4,646,000   $ 3,547,000   $15,849,000 $15,173,000

Changes in:

Unrealized losses
   on investments held in
   supplemental executive retirement
   plan, net of tax                            (20,000)     (266,000)      (65,000)   (251,000)

Foreign currency
   translation adjustments, net                (60,000)     (672,000)     (698,000) (1,003,000)

Unrealized gains/(losses) on derivatives
   held for hedging purposes, net of tax     1,102,000    (1,096,000)     (331,000) (3,150,000)
                                            ----------    ----------    ----------  ----------
Other comprehensive income                   5,668,000     1,513,000    14,755,000  10,769,000
   before cumulative effect adjustment

Cumulative effect adjustment recorded
   upon the adoption of SFAS No. 133                 -             -             -     391,000
                                            ----------    ----------    ----------  ----------
Comprehensive Income                       $ 5,668,000   $ 1,513,000   $14,755,000 $11,160,000
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

  The Company evaluates segment performance and allocates resources based on a profit from operations measure. This measure is similar to income from operations as reported on the statements of consolidated income in that it excludes interest and other income and expense. This measure, however, also excludes certain items that are reported within income from operations. These include management incentive compensation, amortization, integration charges, restructuring charges, impairment charges and corporate expenses. The chief operating decision-maker, in assessing segment results, does not consider these items. In order to reconcile the segment numbers to the Company's income before income taxes, adjustments representing the items listed above totaling $8,935,000 and $9,075,000 for the three months ended March 30, 2002 and March 24, 2001, and $27,316,000 and $35,187,000 for the nine months ended March 30,
2002 and March 24, 2001, respectively, need to be made to the reported segment results.


  Net sales and profit from operations for each of the Company's business segments are set forth below:


                                                     Packaging and
              Direct       Direct                    Display
              Marketing-US Sales-US     Apparel      Products     International   Total
              -----------  -----------  -----------  -----------  -------------   ------

Three months ended
Mar. 30, 2002
  Net sales   $66,466,000  $27,066,000  $11,960,000   $18,342,000   $ 9,045,000   $132,879,000
  Profit from
   operations  13,744,000    2,627,000     (992,000)      441,000       656,000     16,476,000
  Less
   adjustments
   listed above                                                                      8,935,000
  Income before
   income taxes                                                                   $  7,541,000




Three months ended
Mar. 24, 2001
  Net sales   $67,751,000  $24,910,000  $12,562,000   $18,307,000   $ 9,327,000   $132,857,000
  Profit from
   operations  12,750,000    1,233,000      506,000        50,000       351,000     14,890,000
  Less
   adjustments
   listed above                                                                      9,075,000
  Income before
   income taxes                                                                   $  5,815,000




Nine months ended
Mar. 30, 2002
  Net sales   $217,674,000  $79,958,000 $36,951,000  $59,877,000   $29,466,000   $423,926,000
  Profit from
   operations   48,013,000    6,791,000  (1,348,000)   1,465,000     2,656,000     57,577,000
  Less
   adjustments
   listed above                                                                    27,316,000
  Income before
   income taxes                                                                  $ 30,261,000



Nine months ended
Mar. 24, 2001
  Net sales   $227,779,000  $76,840,000 $42,318,000  $63,214,000   $30,299,000   $440,450,000
  Profit from
   operations   48,272,000    5,389,000   2,628,000    2,156,000     1,616,000     60,061,000
  Less
   adjustments
   listed above                                                                    35,187,000
  Income before
   income taxes                                                                  $ 24,874,000





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

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
        and Results of Operations
---------------------------------

Overview
--------

  New England Business Service, Inc. (the "Company"), was founded in 1952, incorporated in Massachusetts in 1955 and reincorporated in Delaware in 1986. The Company designs, produces and distributes business forms, checks, envelopes, labels, greeting cards, signs, stationery and related printed products and distributes packaging, shipping and warehouse supplies, software, personalized apparel and other business products through direct mail, direct sales, telesales, dealers and the Internet to small businesses throughout the United States, Canada, the United Kingdom and France. The Company also offers payroll services to small businesses in the United States as well as markets and sells specialty apparel products through distributors and independent sales representatives to the promotional products/advertising specialty industry, primarily in the United States.

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

Results of Operations
---------------------

 Net sales were unchanged at $132.9 million in the third quarter of fiscal year 2002 as compared to last year's third quarter, although the mix of sales by segment shifted from the prior year. The sales shift included decreases of approximately $1.3 million in the Direct Marketing-US segment and $.6 million in the Apparel segment and are attributable to the economic slowdown. A decrease of $.3 million in the International segment was due to the effect of exchange rate changes. These decreases were offset by an increase of $2.2 million in sales of the Company's Direct Sales-US segment.

 Net sales decreased $16.5 million or 3.8% to $423.9 million for the first nine months of fiscal year 2002 from $440.4 million in last year's comparable period. The sales decrease by segment was comprised of a $10.1 million decrease in Direct Marketing-US, a $5.4 million decrease in Apparel, a $3.3 million decrease in Packaging and Display Products and a $.8 million decrease in International. The declines in the Direct Marketing-US, International and Apparel segments were due to the same reasons identified above regarding the third quarter results. The decline in the Packaging and Display segment is due to lower volume from and higher discounting to industrial customers. These decreases were partially offset by an increase of $3.1 million in the sales of the Company's Direct Sales-US segment.

 For the third quarter of fiscal year 2002, cost of sales improved to 44.0% of sales from 44.3% in last year's comparable period. For the first nine months of fiscal year 2002, cost of sales improved to 43.5% from 43.8% in last year's comparable period. The Company's cost management strategies in all segments offset the volume impact of the decrease in sales on cost of sales, except in the Apparel segment. Cost of sales as a percent of sales is expected to decrease slightly for the remainder of the fiscal year.*


 Selling and advertising expense decreased to 34.6% of sales in the third quarter of fiscal year 2002 as compared to 36.2% of sales in last year's comparable quarter. For the first nine months of fiscal year 2002, selling and advertising expense decreased slightly to 34.2% from 34.3% of sales in last year's comparable period. The Company's adoption of SFAS 142, which decreased the amortization charge in the current fiscal quarter and year, positively impacted selling and advertising expense. This decrease was offset by a slight increase in the proportion of sales coming from the Direct Sales-US segment, which has a higher selling and advertising expense as a percentage of sales than in the Company's other business segments due to its selling structure depending on a direct sales force. Selling and advertising expense as a percentage of sales is expected to be slightly lower for the remainder of the fiscal year.*

  General and administrative expense increased to 13.2% of sales in the third quarter of fiscal year 2002 from 12.8% of sales in last year's comparable quarter due to higher incentive compensation plan costs in the third quarter in fiscal year 2002 as compared to last year's comparable quarter. For the first nine months of fiscal year 2002, general and administrative expense decreased to 12.8% of sales from 13.2% in last year's comparable period. General and administrative expenses in the first nine months of fiscal year 2001 included an asset impairment charge of $1.7 million, for the write-off of capitalized internal-use software related to an enterprise resource planning system the Company no longer plans to implement. Excluding the asset impairment write-off, general and administrative expenses as a percent of sales for the first nine months of fiscal year 2001 approximated 12.9% which is comparable with the same period in fiscal year 2002. General and administrative expense as a percent of sales is expected to be slightly higher for the remainder of the fiscal year.*

  During fiscal year 2001, the Company undertook two distinct restructuring actions. The first resulted in a restructuring charge of $3.5 million to provide for costs primarily associated with the Company's decision to more closely align certain direct marketing and direct sales activities. As part of the restructuring program, the McBee US headquarters was relocated from Parsippany, New Jersey to the existing RapidForms facility in Thorofare, New Jersey. In addition, the McBee manufacturing plant in Damascus, Virginia was closed and a portion of leased warehousing space occupied by Chiswick in Sudbury, Massachusetts was vacated. In Canada, the McBee sales and marketing organizations were combined with NEBS Direct Marketing and are operating under the NEBS name. Approximately 140 employees were affected by the restructuring either through elimination of their positions or relocation.

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



Three Months Ended
Mar. 30, 2002
                       Balance   Charge        Payments or       Balance
Type of                 Dec. 29, (credit) for  reductions for    Mar. 30,
 Liability              2001     the period    the period         2002
---------             ---------  -----------   ------------     ------------
First Restructuring
Employee termination
  benefit costs      $  287,000    $       0      $   (15,000)    $  272,000
Facility closure
  costs              $  300,000    $       0      $  (196,000)    $  104,000

Second Restructuring
Employee termination
  benefit costs      $1,218,000    $       0      $  (358,000)    $  860,000
Facility closure
  costs              $  684,000    $       0      $  (176,000)    $  508,000

Nine Months Ended
Mar. 30, 2002
                       Balance   Charge        Payments or       Balance
Type of                June 30, (credit) for   reductions for    Mar. 30,
 Liability              2001     the period    the period         2002
---------             ---------  -----------   ------------     ------------
First Restructuring
Employee termination
  benefit costs      $  857,000    $       0      $  (585,000)    $  272,000
Facility closure
  costs              $  672,000    $       0      $  (568,000)    $  104,000

Second Restructuring
Employee termination
  benefit costs      $2,391,000    $       0      $(1,531,000)    $  860,000
Facility closure
  costs              $  745,000    $       0      $  (237,000)    $  508,000


     The activities related to all restructuring actions identified above are anticipated to be completed by the Company during fiscal year 2002 with the exception of lease payments which may extend beyond this time frame.


  Interest expense was 2.5% of sales in the third quarter of fiscal year 2002, the same as last year's comparable quarter. In the first nine months of fiscal 2002, interest expense increased to 2.4% from 2.2% of sales in the prior year's comparable period. The increase is the result of debt incurred for treasury share repurchases in the third quarter of fiscal year 2001 and for the Company's additional investment of $17.7 million in Advantage Payroll Services, Inc. during the first quarter of fiscal year 2002 which increased the Company's average debt outstanding as compared to the same period last year.

  The provision for income taxes as a percentage of pre tax income declined to 38.4% from 39.0% in the third quarter and first nine months of fiscal years 2002 and 2001, respectively.

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

  As of July 1, 2001, the Company had identified those intangible assets that remain separable under the provisions of SFAS 141 and those that are to be included in goodwill. In applying SFAS 142, the Company completed the transitional intangible asset impairment test. As a result, the Company recognized an impairment charge to write off goodwill in the amount of $2.8 million relating to its European business within its International business segment.


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




<PAGE



Liquidity and Capital Resources
-------------------------------

  Cash provided by operating activities for the nine months ended March 30, 2002 was $ 51.0 million and represented an increase of $14.8 million from the $36.2 million provided in the comparable period last year. This increase in cash provided by operating activities was due to working capital changes, primarily inventory reductions, being a source of cash in fiscal 2002 as compared to those changes being a use of cash in fiscal 2001.

  Working capital at March 30, 2002 amounted to $64.8 million, including $10.3 million of cash and short-term investments. At June 30, 2001, working capital amounted to $69.4 million, including cash and short term investments of $7.2 million. The decrease in working capital is primarily the result of inventory reductions in the Apparel segment.

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


  Capital expenditures for the nine months ended March 30, 2002 were $11.4 million versus $20.5 million expended during last year's comparable period. Capital expenditures in the first nine months of fiscal year 2002 included improvements in information systems infrastructure and investments to enhance manufacturing capability. The Company had planned to reduce capital spending from last year's levels and anticipates that total capital outlays will approximate $16.5 million in fiscal year 2002.*

  In August 2001, the Company invested $17.7 million in the common stock of Advantage Payroll Services, Inc. ("Advantage"). This investment is in addition to the Company's holdings at June 30, 2001 and in aggregate represents a voting interest of 17.7%. The Company also holds a common stock purchase warrant, pursuant to which it may acquire additional Advantage shares for an additional investment of up to $13.6 million, subject to certain terms and conditions set forth in the warrant. Advantage has filed a registration statement on Form S-1 in connection with a contemplated initial public offering, and if this offering is completed, Advantage intends to exercise its right to terminate the warrant. In this event, the Company's right to exercise the warrant will accelerate, and the Company currently intends to purchase the maximum number of Advantage shares it is entitled to purchase under the warrant prior to the termination of the warrant. Under the terms of the warrant, the exact number of shares which the Company will be entitled to purchase will not be known until five days before the consummation of Advantage's initial public offering. In the event that Advantage elects not to proceed with its initial public offering, the warrant will not terminate, but will continue in full force and effect in accordance with its terms.

   At such time as Advantage becomes a publicly-traded company, the value of the Company's investment in Advantage shares on the Company's books will thereafter be marked to market based on then-current trading values. The Company intends to treat its investment in Advantage shares as "available for sale" securities, as a result of which unrealized gains/losses in the reported value of the investment will then be adjusted through "other comprehensive income" on the balance sheet.

  During the nine months ended March 24, 2001, $17.6 million was spent to repurchase 1,095,900 shares of the Company's common stock. There were no repurchases of the Company's common stock during the nine months ended March 30, 2002.

  In addition to its present cash and short-term investment balances, the Company has consistently generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. The Company has, over time, amended the terms of its committed, unsecured, revolving line of credit agreement in order to facilitate certain transactions. The total committed line currently stands at $200 million. The credit agreement contains various restrictive covenants, which, among other things, require the Company to maintain certain minimum levels of consolidated net worth, and specific consolidated debt and fixed charge ratios. The Company is currently in compliance with these covenants. At March 30, 2002, the Company had $118 million of debt outstanding under this arrangement.


 In November 2001, the Company entered into a $50 million Note Purchase Agreement with The Prudential Insurance Company of America. Under this agreement the Company will borrow at the Eurodollar rate plus a spread for one year, after which the interest rate will be fixed at 7.23%. This agreement contains various restrictive covenants, which, among other things, require the Company to maintain certain minimum levels of consolidated net worth, and specific consolidated debt and fixed charge ratios. The Company is currently in compliance with these covenants. At March 30, 2002, the Company had $50 million of debt outstanding under this arrangement.



  In order to effectively fix the interest rate on a portion of the debt outstanding under the revolving line of credit and senior note, the Company has entered into interest rate swap agreements with several of the banks party to the credit agreement. These swap agreements contain notional principal amounts and other terms determined with respect to the Company's forecast of future cash flows and borrowing requirements. At March 30, 2002, the notional principal amount outstanding of the interest rate swap agreements totaled $145 million. For the three and nine month periods ending March 30, 2002, approximately $25,000 was reclassified from other comprehensive income to earnings related to the ineffective portion of the Company's swaps.



  The Company anticipates that its current cash on hand, cash flow from operations and additional availability under the line of credit will be sufficient to meet the Company's liquidity requirements for its operations and capital expenditures, including its anticipated additional investment in Advantage upon exercise of its warrant, during fiscal year 2002.* However, the Company may pursue additional acquisitions from time to time which would likely be funded through the use of available cash, issuance of stock, obtaining of additional credit, or any combination thereof.*

Certain Factors That May Affect Future Results
------------------------------------------------------------------

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

  As of the date of this Quarterly Report on Form 10-Q, we have invested a total of $30.5 million for a minority investment in Advantage Payroll Services, Inc. (formerly known as Advantage Business Services Holdings, Inc.), a closely-held payroll processing company. This investment is currently reported on our balance sheet at cost. If, as a result of Advantage's performance or other economic factors beyond our control, the value of this investment on our books exceeds the realizable value of the investment in the market, then we may be required under generally accepted accounting principles to write-down the reported value of the investment, which could reduce our reported earnings for the period in which the write-down occurs.

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


Item 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
    Not applicable.


Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------
     Not applicable.


Item 5.  OTHER INFORMATION
--------------------------
     Not applicable


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
    a. Exhibits

       Exhibit No.  Description
       ----------   -----------
10.1 Second Amendment to Second Amended and Restated
Revolving Credit Agreement, dated as of April 26, 2002,
by and among the Company, Fleet National Bank, and
certain other financial institutions.
         15         Awareness Letter of Independent Accountants.
         99         Independent Accountants' Review Report.


    b. Reports on Form 8-K.

        On March 19, 2002, on Form 8-K, the Company announced that, pursuant to a common stock purchase warrant dated August 9, 2001, the Company has the right to purchase up to 1,069,772 shares of common stock of Advantage Payroll Services, Inc. ("Advantage"), at a purchase price of $12.67 per share. Advantage recently filed a registration statement of Form S-1 (File No. 333-84452) in connection with a contemplated initial public offering of Advantage's common shares. In its registration statement, Advantage has disclosed its intention to effect a 1.229344-for-one stock split at the time of the offering. The effect of this stock split would be to increase the maximum number of shares purchasable upon exercise of the warrant to 1,315,118, and to reduce the warrant exercise price to $10.3063 per share.

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



May 9, 2002                                 /s/Daniel M. Junius
-----------------                           --------------------
Date                                        Daniel M. Junius
                                            Senior Vice President-Chief
                                            Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)