Form 10-K
period 2002-06-29
NEW ENGLAND BUSINESS SERVICE INC
filed 2002-09-06
CIK 205700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 1-11427

NEW ENGLAND BUSINESS SERVICE, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2942374
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

500 Main Street Groton, Massachusetts	01471
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (978) 448-6111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($1.00 par value)	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

Yes ☒                No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of the Registrant’s Common Stock, par value $1.00 per share, held by stockholders who are not affiliates of the Registrant at August 30, 2002 as computed by reference to the closing price of such stock on that date was approximately $289,732,631.

The number of shares of Registrant’s Common Stock, par value $1.00 per share, outstanding at August 30, 2002 was 13,086,983.

Documents Incorporated By Reference

Portions of the Proxy Statement sent to stockholders in connection with the Annual Meeting to be held on October 25, 2002 are incorporated by reference into Items 10, 11, 12 and 13 (Part III) of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this report on Form 10-K.

New England Business Service, Inc.
2002 ANNUAL REPORT
ON FORM 10-K

PART I

ITEM 1.    BUSINESS

New England Business Service, Inc. (the “Company”) was founded in 1952, incorporated in Massachusetts in 1955 and reincorporated in Delaware in 1986. The Company designs, produces and distributes business forms, checks, envelopes, labels, greeting cards, signs, stationery and related printed products, and distributes packaging, shipping and warehouse supplies, software, work and promotional apparel, advertising specialties and other business products through direct mail, direct sales, telesales, dealers and the Internet to small businesses throughout the United States, Canada, the United Kingdom and France. The Company also markets and sells payroll services provided by a payroll services company on a private label basis as well as designs, embroiders and sells specialty apparel products through distributors and independent sales representatives to the promotional products/advertising specialty industry, primarily in the United States. During the past five years the Company has completed several acquisitions which are described below.

In December 1997, the Company acquired all of the outstanding common stock of Rapidforms, Inc. (“Rapidforms”) for consideration of approximately $82.1 million in cash (net of cash acquired). Rapidforms designs, produces and markets business forms, business supplies, holiday greeting cards and promotional products sold principally by direct mail to small businesses across the United States. As part of the Rapidforms acquisition, the Company also acquired Rapidforms’ wholly-owned subsidiary, Russell & Miller, Inc., which primarily sells in-store retail merchandising supplies.

In June 1998, the Company acquired all of the outstanding common stock of McBee Systems, Inc. and all of the assets of McBee Systems of Canada, Inc. (collectively “McBee”) for consideration of approximately $48.5 million in cash (net of cash acquired) and $12.6 million in Company common stock. McBee manufactures and markets checks and related products to small businesses in the United States and Canada through a dedicated field sales force.

In July 2000, the Company acquired all the outstanding shares of PremiumWear, Inc. (“PremiumWear”). The purchase price was $13.50 per share in cash and totaled approximately $39.0 million (net of cash acquired) for the shares plus debt assumed of $3.9 million. PremiumWear designs, embroiders and sells specialty apparel products through distributors and independent sales representatives to the promotional products/advertising specialty industry, primarily in the United States.

In March 2000, the Company invested $12.9 million in the common stock of privately held Advantage Payroll Services, Inc. (“Advantage”). In August 2001, the Company invested an additional $17.7 million in the common stock of Advantage. In July 2002, the Company invested $5.4 million in the common stock of Advantage. As a result of the foregoing investments, the Company owns 2,567,453 shares or approximately 19.6% of the Advantage common shares outstanding on a fully diluted basis. These investments were made in connection with a strategic alliance agreement with Advantage pursuant to which the Company sells Advantage’s payroll and payroll tax filing services to small businesses on a private-label basis. The investment has been classified as a long-term asset on the consolidated balance sheet because of its non-marketable nature.

The Company has identified five reportable segments. The first segment is “Direct Marketing-US” and represents those business operations that sell primarily printed products such as checks and business forms to small businesses through direct marketing in the United States. The second segment, “Direct Sales-US,” also sells primarily checks and business forms to small businesses; however, they sell through a direct sales force to the customer in the United States and, to a lesser extent, through distributors. The third segment, “Apparel”, utilizes independent sales representatives to market its specialty apparel products and to solicit orders from customers in the promotional products/advertising specialty industry. “Packaging and Display Products”, the fourth segment, primarily resells packaging and shipping supplies and retail signage marketed through a combination of direct marketing and direct selling efforts. The fifth segment, “International”, sells primarily printed products such as checks and business forms to small businesses in Europe and Canada through direct marketing, distributors or by directly selling to the customer.

Additional financial information regarding the segments, including the net sales and operating profit attributable to each of the Company’s segments for the last three fiscal years, is contained in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Products

The Company’s product lines consist of an extensive range of standardized imprinted manual and computer forms, custom forms, checks and check writing systems, envelopes, labels, greeting cards, signs, stationery and other printed products principally designed and imprinted in-house. Most forms are either specifically designed for individual lines of business or are of a type generally used by small businesses and professional offices. In addition, the Company distributes a variety of other business products commonly used by small businesses, including merchandising displays, presentation folders, promotional products, personalized apparel and software. These products are primarily sold through the Direct Marketing-U.S., Direct Sales-U.S. and International segments. The Company, primarily through its Packaging and Display Products segment, also distributes a variety of industrial shipping and packaging products including corrugated boxes, polyethylene bags, tape, labels and shrink wrap as well as retail packaging supplies such as bags, ribbons, gift wrap and bows. The Company’s full range of products is enhanced by high quality, fast delivery, competitive prices and extensive product guarantees.

The Company’s standard manual forms include billing forms, work orders, job proposals, purchase orders, invoices and personnel forms. Standard manual forms are designed to provide small businesses with the financial and other business records necessary to efficiently manage a business. The Company’s stationery line, including letterhead, envelopes and business cards, is available in a variety of formats and ink colors designed to provide small businesses with a professional image. Checks and check writing systems are designed to facilitate payments, the recording of transactional information and the posting of related bookkeeping entries.

The Company also offers a full line of printed products compatible with most accounting software packages commonly used by small businesses. The Company’s computer forms, including checks, billing forms, work orders, purchase orders and invoices, provide computer compatible records necessary to efficiently manage a business.

Promotional products, including labels, pricing tags, signage, advertising specialties, presentation folders and greeting cards, are designed to fulfill a variety of selling and marketing activities and to provide small businesses with a professional image. Additionally, the Company markets a line of filing systems, accountants’ supplies and appointment products specifically for use in small professional offices.

The majority of the Company’s standard products are imprinted to provide small businesses with a professional image. Standard imprint options include consecutive numbering, logos, customer names, addresses, and phone numbers. The Company also offers a wide range of custom printing alternatives and a custom logo design service.

The Company also sells the Company ColorsTM line of personalized apparel, including an array of jackets, shirts, pants, hats, sweatshirts, and uniforms commonly worn in the workplace. The Company Colors line may be embroidered with business names, logos, and employee names to provide a small business with a coordinated and professional image.

The Company distributes Form Magic®, a proprietary form-filling software package, third-party accounting software including Peachtree’s One-Write Plus® and Intuit’s Quickbooks®, and a line of products designed by MySoftware Company. Software distributed by the Company is designed to perform a variety of the tasks required to manage and promote a small business, and is compatible with certain business forms and other printed products offered by the Company.

The Company, primarily through its Packaging and Display Products segment, sells packaging and shipping supplies, including bags and bag closures, bubble and polystyrene fill, wrapping materials, boxes, tapes and mailers, used principally by small wholesalers, manufacturers and distributors to package, distribute and market their products. The Company’s line of retail supplies, including signs, merchandising supplies, bags, ribbons, gift wrap and bows, are used by small retailers to display, market and package their products.

The Company, through its PremiumWear subsidiary, sells knit and woven sport shirts under the Munsingwear®, Jockey® and Field & Stream® labels to promotional products/advertising specialty customers pursuant to licenses from Perry Ellis International, Inc., Jockey International and Field & Stream Licensing, respectively. The Company sells its Page & Tuttle® brand of knit golf shirts and coordinated apparel to advertising specialty customers and golf course pro shops throughout the U.S. Distribution of PremiumWear products to customers is through a network of independent sales representatives. Also, PremiumWear receives commission income from representing other companies’ products to the promotional products industry.

The Company sells, principally through its Direct Sales-U.S. segment, payroll and payroll tax filing services to small businesses on a private-label basis pursuant to a distribution agreement with a payroll services company. The service is designed to manage payroll processing and compliance by calculating and submitting all payroll tax payments and deposits to the federal, state and local tax jurisdictions, fulfilling regulatory payroll reporting requirements and delivering payroll checks.

For a further discussion of the risks and uncertainties associated with customer preferences and the market for forms and related printed products and apparel, see “Certain Factors That May Affect Future Results” included in Part II, Item 7 to this Annual Report on Form 10-K.

Product Development and Research

Products sold by all of the Company’s segments are designed either by an in-house product development staff or are obtained from third-party sources. The Company relies upon direct field research with customers and prospects, focus groups, mail surveys, feedback from distributors, salespeople and representatives, and unsolicited suggestions to generate new product ideas. Product design efforts are accomplished or directed by Company design personnel who employ manual and computer design methods to create products. Product design efforts range from minor revisions of existing manual business forms to the creation of an entirely new line of products such as the Company Colors line of work and promotional apparel. Throughout the design process, the Company solicits comments and feedback from customers and prospects, and tests market acceptance through a variety of methods.

For a further discussion of the risks and uncertainties associated with the technological changes affecting future demand for the Company’s business forms and related products, see “Certain Factors That May Affect Future Results” included in Part II, Item 7 to this Annual Report on Form 10-K.

Sales and Marketing

The Company has four distinct channels of distribution. The Company’s primary channel, used by all segments except for PremiumWear, is direct mail, through which up to 100 million pieces of promotional advertising offering the Company’s products are delivered by mail to customers and prospective customers each year under the NEBS®, RapidForms®, McBee®, Chiswick®, Histacount®, SYCOM®, R&M Retail Merchandising Products®, Visual Display SolutionsTM, Bags & BowsTM, NCS National Clothier Supply®, Main Street®, Holiday Expressions®, Ad IdeasTM, ASH®, NAPCO®, Education Matters®, Company ColorsTM, Business EnvelopesTM and SFLTM brand names. The Company’s direct mail efforts are supplemented by the prospecting and account development efforts of an outbound telemarketing group.

The Company’s success to date has largely been the result of effective direct marketing and the strength of its customer relationships. Targeted direct mail marketing in combination with focused telemarketing allows the Company to identify and penetrate geographically dispersed but, in the aggregate, significant markets. The Company targets small businesses with 100 or fewer employees within these markets with specialized promotions and products specifically designed to meet small business needs. In the direct mail channel, the Company’s promotional materials contain one or more order forms to be completed by the customer and either mailed, faxed or telephoned to the Company’s telesales and customer service group. The Company and its subsidiaries also maintain numerous Internet sites for promotion, customer education and order taking.

The Company’s promotional materials include several catalogs containing a comprehensive display of the Company’s forms and checks, work and promotional apparel, packaging supplies and retail merchandising supplies product offerings. In addition, the Company utilizes smaller catalogs focused on specific products or targeted to a specific small business segment, promotional circulars with samples, flyers, and inserts included with invoices, statements and product shipments. To a lesser extent, the Company relies on advertising space in magazines and post card packages to generate sales leads from prospective customers. The Company utilizes the United States or the local country postal service for distribution of most of its advertising materials.

The Company’s second principal channel of distribution, used primarily by the Direct Sales-U.S. and to a lesser extent by the Packaging and Display Products and International segments, is through a field sales organization of approximately 400 employees, primarily dedicated to marketing McBee brand checks and check writing systems, Chiswick brand packaging and shipping supplies, or Russell & Miller brand retail merchandising and display products. Initial order support, product reorders and routine service in the direct sales channel are provided by a network of customer service representatives located throughout the United States and Canada.

The principal focus of the McBee sales force in the Direct Sales-U.S. segment is to generate first-time buyers for check and check-writing system products. An additional focus for the McBee sales force is selling payroll services. Prospective customer leads are generated for the McBee sales force under referral arrangements with accountants servicing small businesses and commercial banks representing approximately 26,000 geographically dispersed branch offices. The McBee sales effort typically targets small business customers with fewer than 10 employees. The principal focus of the Chiswick and Russell & Miller sales forces in the Packaging and Display Products segment is to develop high-potential customer relationships initially established through the direct mail channel. The Chiswick and Russell & Miller sales efforts typically support businesses with more than 100 employees or retail chains with geographically dispersed store locations.

The Company’s third principal distribution channel is a network of independent dealers used primarily by the Direct Sales-U.S. segment. The Company distributes a full line of private label standard and custom printed products, including manual and computer forms, checks, greeting cards and labels through this dealer network. The Company’s approximately 26,000 independent dealers typically include local printers and print distributors, office supply dealers, ad specialty dealers, computer retailers and computer systems value-added resellers.

The Company’s PremiumWear subsidiary represents the fourth channel of distribution by utilizing independent sales representatives to market its products and to solicit orders from customers. All products are distributed to customers through PremiumWear’s distribution facility in Tennessee.

The Company also has entered into alliance marketing agreements with third-party vendors to offer payroll, accounting, workers compensation and direct marketing services to the Company’s customers. Revenue from these alliances is generated in the form of royalties and commissions received from the third-party vendors.

The Company believes that its sophisticated and extensive marketing databases, customer/prospect lists and referral sources used by most segments constitute a competitive advantage. The Company is able to select names and plan promotions based on a variety of attributes including status as a customer or prospect, line of business, product purchase history, purchase frequency or purchase dollar volume. With this data, the Company is able to create and deliver cost-effective marketing programs to small businesses through direct mail, direct sales, outbound telemarketing, the Internet or the dealer channel.

For a further discussion of the risks and uncertainties associated with the small business market and the Company’s various channels see “Certain Factors That May Affect Future Results” included in Part II, Item 7 to this Annual Report on Form 10-K.

Raw Materials, Production and Distribution

The Company’s production and distribution systems for all segments are designed to process a high volume of small dollar value orders on a cost-effective basis. The production and procurement of printed product base stock is driven by forecasts of demand for the Company’s printed products. The Company produces semi-finished base business forms, check stock and related products in long runs on high-speed, roll-fed presses from bond and carbonless papers. The bond and carbonless papers used by the Company to produce base stock are purchased from a limited number of vendors at competitive prices. The Company also purchases printed base stock from a number of industry sources at competitive prices.

In response to a customer order for a printed product, the Company’s base printed products are personalized with a variety of imprint options including customer name, address, phone number, consecutive numbering and logo. The Company operates equipment specifically designed to meet the demands of short-run personalized printing. Typesetting and imprinting of customer headings are accomplished with automated typesetting and layout systems, platemaking systems, letter presses, offset presses and digital presses. In addition, the Company utilizes manual and semi-automatic bindery equipment. A number of the Company’s imprinting presses have been designed internally or substantially modified to meet the short-run demands of small businesses. These specialized presses allow the Company to produce small-order quantities with greater efficiency than would be possible with stock equipment available from typical printing press equipment suppliers.

Due to business primarily from within the Packaging and Display Products segment, the Company has significant revenue generated by the sale of stock business products produced by third parties, but shipped to customers by the Company, including industrial packaging and warehouse supplies, and retail supplies. The Company principally utilizes a “pick and pack” operation to aggregate stock products from warehoused inventory into distinct order groups and to package these order groups for shipment to the customer. The Company’s stock business products are obtained from a large number of suppliers at competitive prices. In addition, the Company relies on a limited number of suppliers to produce and drop-ship products directly to Company customers. The Company believes that alternative sources are generally available for products purchased from third-party vendors, and is continually evaluating its sourcing of these third-party supplied products. PremiumWear, which comprises the Apparel segment, primarily sources its product from “full package” manufacturers outside the United States. There currently is reasonable availability of raw materials, manufacturing and assembly capacity for the product lines in this segment.

The Company has no significant backlog of orders. The Company’s objective is to produce and ship product as expeditiously as possible following receipt of a customer’s order. During fiscal year 2002, approximately 70% of printed products were produced and shipped within one day and approximately 90% within four days of order. The Company’s stock business products are routinely shipped within 24 hours of receipt of a customer order. Approximately 69% of apparel products were produced and shipped within one day and substantially all within five days of order.

To facilitate expeditious production and shipment of product, the Company maintains inventories of unprinted paper and in process apparel ($1.7 million at June 29, 2002), and partially printed business forms, packaging, shipping and retail supplies, work and promotional apparel and related business products ($32.4 million at June 29, 2002).

The Company ships its products to U.S. customers primarily by United Parcel Service of America, Inc. The Company uses parcel post or overnight delivery services for distribution of the remainder of its products to customers in the U.S. and comparable providers for its international businesses.

For a further discussion of the risks and uncertainties associated with the Company’s reliance on certain individual third-party vendors to provide raw materials and services critical to the Company’s operation, see “Certain Factors That May Affect Future Results” included in Part II, Item 7 to this Annual Report on Form 10-K.

Competition

The small business forms and supplies industry is highly competitive. The Company believes that it is well positioned in the small business marketplace, with a reputation for reasonable prices, high quality and dependable service.

The Company’s primary competitors for printed products are the local printers, business forms dealers, contract stationers and office products superstores located throughout each of its geographic markets. Local printers have an advantage of physical proximity to customers, but generally do not have the capability of producing a broad array of products, particularly those having a complex construction. In addition, most local printers lack the economies of scale to produce a small order for a single customer on a cost-effective basis. General purpose, preprinted business forms offered by stationers and office product superstores are typically price competitive with the Company’s forms, but lack the design and functionality for specific lines of business and the custom printing options available with the Company’s products. The Company’s principal competitors for stock business products and packaging and display supply products are the numerous local and regional business supplies jobbers, distributors and retailers throughout the United States and Canada.

At present, the Company is aware of more than twenty major independent companies or divisions of larger companies in its geographic markets offering printed products and business supplies to small businesses through direct mail, distributors, or a direct sales force. The primary competitive factors influencing a customer’s purchase decision are product guarantees, breadth of product line, speed of delivery, product quality, price and customer service. The Company believes it is the leading direct marketer of business forms, checks and related printed products to the very small business market in the United States, Canada and the United Kingdom. The Company defines the very small business market as businesses with fewer than 20 employees.

The Company’s PremiumWear subsidiary operates in the promotional products/advertising specialty marketplace for apparel which has become increasingly competitive and is characterized by a number of broad-line companies. The principal competitive features are pricing, styling, quality (both in material and production), product availability and customization services such as embroidery and screen printing.

For a further discussion of the risks and uncertainties associated with the competitive landscape for the Company’s products, see “Certain Factors That May Affect Future Results” included in Part II, Item 7 to this Annual Report on Form 10-K.

Employees

The Company had 3,611 full and part-time employees at June 29, 2002. The Company believes its relationship with its employees to be satisfactory.

Environment

To the Company’s knowledge, no material action or liability exists on the date hereof arising from the Company’s compliance with federal, state and local statutes and regulations relating to protection of the environment.

ITEM 2.    PROPERTIES

The Company’s principal executive offices are located in Groton, Massachusetts. The Company’s principal operating facilities consist of manufacturing, administrative and warehouse facilities and are located in the United States, Canada, the United Kingdom and France. Of all of its operating facilities, the Company owns approximately 801,000 square feet in the aggregate in Flagstaff, Arizona, Groton and Townsend, Massachusetts, Maryville, Missouri, Peterborough, New Hampshire, Thorofare, New Jersey, Midland, Ontario and Chester, England, and leases approximately 747,000 square feet in the aggregate in Santa Fe Springs, California, Sudbury, Massachusetts, Lithia Springs, Georgia, Athens, Ohio, Minnetonka, Minnesota, Clarksville, Tennessee, Chateau-Renault, France and in approximately 51 locations in the United States and Canada for sales offices.

The Company believes its existing production and office facilities are adequate for its present and foreseeable future needs.

ITEM 3.    LEGAL PROCEEDINGS

On June 30, 2000, a lawsuit entitled “Perry Ellis International, Inc. v. PremiumWear, Inc.”, was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The case has been removed to federal court and is currently pending in the United States District Court for the Southern District of Florida. On April 11, 2001, the court granted the plaintiff’s motion to amend its complaint to add the Company as a co-defendant. The amended complaint relates to a Right of First Refusal Agreement dated as of May 22, 1996 (the “RFR Agreement”) between the plaintiff and PremiumWear, Inc., and to the Company’s acquisition of all the outstanding shares of PremiumWear in July 2000. In the amended complaint, the plaintiff alleges breach of the RFR Agreement and breach of an implied covenant of good faith and fair dealing against PremiumWear as a result of PremiumWear’s alleged failure to notify the plaintiff of certain discussions between PremiumWear and the Company preceding the Company’s agreement to purchase all of the outstanding shares of PremiumWear. The amended complaint also alleges that the Company tortiously interfered with the plaintiff’s rights under the RFR Agreement by allegedly inducing PremiumWear to breach its obligations to the plaintiff under the RFR Agreement. The plaintiff is seeking damages in an unspecified amount, attorneys’ fees, interest and costs. The Company believes the allegations in the amended complaint are without merit and intends to defend the lawsuit vigorously.

On July 24, 2002, a class action lawsuit entitled “OLDAPG, Inc. v. New England Business Service, Inc.” was filed in the Court of Common Pleas of the Ninth Judicial Circuit in and for Charleston County, South Carolina. The named plaintiff in the lawsuit seeks to represent a class consisting of all persons who allegedly received facsimiles containing unsolicited advertising from the Company in violation of the Telephone Consumer Protection Act of 1991 (the “TCPA”). The plaintiff is seeking statutory damages in the amount of $500.00 per individual violation, which amount can be trebled to $1,500.00 for each violation found to have been “willful and knowing”. The plaintiff is also seeking injunctive relief with respect to further violations of the TCPA and attorneys’ fees and costs. The Company believes that it has valid defenses to the claims asserted in the complaint and intends to defend the lawsuit vigorously.

From time to time the Company is involved in other disputes and/or litigation encountered in the ordinary course of its business. The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company’s business, operating results or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 2002.

ITEM 4.1    EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers are elected to office by the Board of Directors at the first board meeting following the Annual Meeting of Stockholders or at other board meetings as appropriate, and hold office until the first board meeting following the next Annual Meeting and until a successor is chosen. Information regarding the Company’s executive officers is presented below.

Robert J. Murray, age 61, joined the Company in 1995, and he has served as Chairman of the Board and Chief Executive Officer of the Company since that date. From 1995 to July 31, 2002 he also served as President of the Company. Mr. Murray retired from The Gillette Company, a diversified consumer products company, in 1995, having been with Gillette for more than 34 years. Mr. Murray served in a variety of capacities during his career at Gillette, and during the four years immediately preceding his retirement, he was Executive Vice-President, North Atlantic Group of Gillette. Mr. Murray has been a director of the Company since 1991 and he is also a director of LoJack Corporation, Allmerica Financial Corporation and the Delhaize Group.

Richard T. Riley, age 46, joined the Company in 1997 in connection with the Company’s acquisition of Rapidforms, Inc., and has served as President and Chief Operating Officer of the Company since August 1, 2002. Prior to that he served as a Senior Vice President of the Company from 1998 to July 31, 2002, and as President—NEBS Direct Marketing from 2001 to July 31, 2002, as President—Integrated Marketing Services from 2000 to 2001, and as President—Rapidforms from 1998 to 2000. He served as President of Rapidforms, Inc. from 1992 to 2001, and during 1998 he held the additional office of Vice President of the Company.
George P. Allman, age 60, joined the Company in 1996, and he has served as Senior Vice President and President—Diversified Operations since 1998. Prior to that he served as Vice President—Diversified Operations from 1996 to 1998, and as Vice President—Retail Sales and Operations during 1996.

Jeffrey W. Angus, age 47, joined the Company in 1995, and he has served as Senior Vice President, Information Systems, since 1998. Prior to that, he served as Vice President, Information Systems from 1996 to 1998.

David E. Berg, age 45, joined the Company in 2000 in connection with the Company’s acquisition of PremiumWear, Inc., and he has served as Senior Vice President and President—PremiumWear since that date. Mr. Berg has served as President of PremiumWear, Inc. since 1997. Prior to that, he served as PremiumWear’s Executive Vice President of Sales and Marketing from 1995 to 1997. Mr. Berg has also served as PremiumWear’s Chief Executive Officer since 1999, and he served as Chief Operating Officer from 1996 to 1999.

John F. Fairbanks, age 41, joined the Company in 1994, and he has served as Senior Vice President and President—Chiswick since 1998. Prior to that, he served as Vice President and Chief Financial Officer from 1996 to 1998, as Vice President and Corporate Controller during 1996, and prior to that in different capacities in corporate administration.

Daniel M. Junius, age 50, joined the Company in 1998, and he has served as Executive Vice President, Chief Financial Officer and Treasurer since August 1, 2002. Prior to that he served as Senior Vice President, Chief Financial Officer and Treasurer from 1998 to July 31, 2002. Prior to joining the Company, he served as Vice President—Finance and Chief Financial Officer of Nashua Corporation, a supplier of specialty imaging products and services, from 1995 to 1998.

Steven G. Schlerf, age 50, joined the Company in 1979, and he has served as Senior Vice President—Manufacturing and Technical Operations since 1998. Prior to that he served as Vice President—Manufacturing and Technical Operations from 1996 to 1998, and prior to that in a variety of capacities in manufacturing and operations.

Robert D. Warren, age 51, joined the Company in 1996, and he has served as Senior Vice President and President-NEBS Direct Marketing since August 1, 2002. Prior to that he served as Senior Vice President and President—International from 2000 to July 31, 2002, as Senior Vice President—Business Management and Development from 1998 to 2000, and as Vice President—Business Management and Development from 1996 to 1998.

Hedwig V. Whitney, age 51, joined the Company in 2002, and she has served as Senior Vice President, Human Resources since that date. Prior to joining the Company, Ms. Whitney served as Senior Vice President and Director Human Resources for Fidelity Investments Retirement Services Company, a provider of 401(k) retirement plan services, from 1997 to 2000, and as Executive Vice President for Human Resources at BayBanks, a regional bank, from 1991 to 1996.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

The Company’s Common Stock is listed and traded on the New York Stock Exchange under the symbol “NEB”. For the fiscal periods indicated, the high and low sales prices for shares of the Company’s Common Stock as reported on the New York Stock Exchange—Composite Transactions Reporting System were as follows:

Fiscal 2002	High	Low	Fiscal 2001	High	Low
1st Quarter	21.37	15.87	1st Quarter	22.00	16.19
2nd Quarter	19.99	16.58	2nd Quarter	21.38	14.69
3rd Quarter	26.00	18.51	3rd Quarter	21.87	16.31
4th Quarter	29.30	23.25	4th Quarter	19.45	16.90

As of August 30, 2002, there were 572 stockholders of record, and the Company believes that as of such date there were approximately 6,000 beneficial owners of the Company’s Common Stock, based on information provided by the Company’s transfer agent. Information with respect to dividends paid on the Company’s Common Stock during the past two fiscal years is shown in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY
(In thousands, except per share amounts and Other Statistics)

For the fiscal year ended	June 29, 2002(A)	June 30, 2001(B)	June 24, 2000(C)	June 26, 1999(D)	June 27, 1998(E)
Income Statement Statistics
Net sales	$557,539	$586,091	$523,053	$503,933	$380,189
Income before income taxes	40,994	30,726	45,697	43,742	41,405
Percent of sales	7.4%	5.2%	8.7%	8.7%	10.9%
Provision for income taxes	15,742	11,983	16,339	17,291	16,471
Percent of income before income taxes	38.4%	39.0%	35.8%	39.5%	39.8%
Income before the effect of a change in accounting principle	25,252	18,743	29,358	26,451	24,934
Percent of sales	4.5%	3.2%	5.6%	5.3%	6.6%
Percent of beginning stockholders’ equity	22.2%	14.9%	24.2%	23.1%	30.9%
Per diluted common share	1.94	1.43	2.12	1.81	1.77
Net income	22,460	18,743	29,358	26,451	24,934
Percent of sales	4.0%	3.2%	5.6%	5.3%	6.6%
Percent of beginning stockholders’ equity	19.7%	14.9%	24.2%	23.1%	30.9%
Per diluted common share	1.73	1.43	2.12	1.81	1.77
Dividends per common share	.80	.80	.80	.80	.80

Balance Sheet Statistics
Current assets	$122,559	$138,017	$108,216	$ 97,903	$100,009
Current liabilities	66,086	68,606	52,254	45,775	50,677
Working capital	56,473	69,411	55,962	52,128	49,332
Current ratio	1.9	2.0	2.1	2.1	2.0
Total assets	368,922	377,684	323,671	300,262	307,577
Long-term debt	147,900	179,168	133,500	128,000	141,000
Obligations under capital lease	1,560	2,873	2,429	0	0
Stockholders’ equity	136,720	113,903	125,729	121,529	114,505
Diluted weighted average shares outstanding	13,006	13,143	13,868	14,640	14,106

Cash Flow Statistics
EBITDA (F)	$81,316	$73,183	$80,043	$77,081	$ 61,194
Percent of sales	14.6%	12.5%	15.3%	15.3%	16.1%
Free cash flow (G)	55,452	28,735	32,047	28,742	28,203
Net cash provided by operating activities	70,817	55,571	53,104	45,608	41,478
Net cash used by investing activities	(32,985)	(65,783)	(33,168)	(16,125)	(144,207)
Net cash provided (used) by financing activities	(38,959)	13,958	(20,086)	(35,619)	105,412
Capital expenditures	(15,365)	(26,836)	(21,057)	(16,866)	(13,275)
Depreciation	18,333	16,464	14,168	12,432	9,296
Amortization	8,542	12,515	11,553	12,413	5,922

Other Statistics
Number of employees	3,611	3,819	3,779	3,727	3,738
Number of stockholders	6,000	6,000	6,000	6,200	6,000
Number of 24-month customers	2,511,000	2,650,000	2,602,000	2,526,000	2,507,000
Facilities (in square feet)	1,548,000	1,613,000	1,659,000	1,531,000	1,594,000

(A)
Included in the 2002 results are a $2.8 million impairment charge relating to a change in accounting principle, or $.21 per diluted share, to write off goodwill relating to the Company’s European business within its International business segment and a $1.1 million net after tax charge, or $.08 per diluted share, related to restructuring and integration activities.

(B)	Included in the 2001 results is a $7.3 million net after tax charge, or $.55 per diluted share, related to restructuring and integration activities.
(C)	Included in the 2000 results is a $.9 million tax benefit, or $.07 per diluted share, from a favorable letter ruling effecting prior years’ taxes.
(D)	Included in the 1999 results is a $.3 million pretax gain, or $.01 per diluted share, from the settlement of the Company’s Canadian defined benefit pension plan.
(E)
Included in the 1998 results is a $.9 million pretax gain, or $.04 per diluted share, from the settlement of the Company’s U.S. defined-benefit pension plan and curtailment of the Company’s Canadian defined-benefit pension plan.

(F)	Earnings before interest expense, taxes, depreciation, amortization and change in accounting principle.
(G)	Cash provided by operating activities less capital expenditures.

See the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

New England Business Service, Inc. (the “Company”) was founded in 1952, incorporated in Massachusetts in 1955 and reincorporated in Delaware in 1986. The Company designs, produces and distributes business forms, checks, envelopes, labels, greeting cards, signs, stationery and related printed products and distributes packaging, shipping and warehouse supplies, software, work and promotional apparel and other business products through direct mail, direct sales, telesales, dealers and the Internet to small businesses throughout the United States, Canada, the United Kingdom and France. During the past five years the Company has completed several acquisitions, the most recent of which is described below. The Company also markets and sells payroll services provided by a payroll services company on a private label basis to small businesses in the United States as well as designs, embroiders and sells specialty apparel products through distributors and independent sales representatives to the promotional/advertising specialty industry, primarily in the United States.

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

The Company’s fiscal year ends the last Saturday of June. The Company’s results for fiscal years 2000 and 2002 encompassed 52 weeks; fiscal year 2001 encompassed 53 weeks.

The Company has identified five reportable segments. The first segment is “Direct Marketing-US” and represents those business operations that sell primarily printed products such as checks and business forms to small businesses through direct marketing in the United States. The second segment, “Direct Sales-US,” also sells primarily checks and business forms to small businesses; however, they sell through a direct sales force to the customer in the United States and, to a lesser extent, through distributors. The third segment, “Apparel”, utilizes independent sales representatives to market its specialty apparel products and to solicit orders from customers in the promotional products/advertising specialty industry. “Packaging and Display Products”, the fourth segment, primarily resells packaging and shipping supplies and retail signage marketed through a combination of direct marketing and direct selling efforts. The fifth segment, “International”, sells primarily printed products such as checks and business forms to small businesses in Europe and Canada through direct marketing, distributors or by directly selling to the customer.

Any sentence followed by an asterisk (*) in this section constitutes a forward-looking statement which reflects the Company’s current expectations. There can be no assurance the Company’s actual performance will not differ materially from those projected in such forward-looking statements due to the important factors described in the section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations titled “Certain Factors That May Affect Future Results”.

Results of Operations

2002 versus 2001

Net sales decreased $28.6 million or 4.9% to $557.5 million for fiscal year 2002 from $586.1 million in fiscal year 2001. The comparison for all segments is affected by a 52-week fiscal year in 2002 as compared to a 53-week fiscal year in 2001. The sales decrease by segment was comprised of a $17.3 million decrease in Direct Marketing-US, a $6.3 million decrease in Apparel and a $5.5 million decrease in Packaging and Display Products, which management believes are principally attributable to an economic slowdown. The $1.6 million decrease in International is due to the effect of exchange rate changes. These decreases were partially offset by an increase of $2.1 million in the sales of the Company’s Direct Sales-US segment due to expanding sales presence and bank relationships.

For fiscal year 2002, cost of sales declined to 43.4% of net sales from 43.9% in fiscal year 2001. The Company’s cost management strategies and the effect of actions announced/taken in all segments offset the impact of the decrease in sales on cost of sales. Cost of sales as a percent of sales is expected to remain relatively consistent with fiscal year 2002 during fiscal year 2003.*

Selling and advertising expense decreased to 33.8% of sales in fiscal year 2002 as compared to 34.3% of sales in fiscal year 2001. The Company’s adoption of SFAS 142, which decreased the amortization charge in the current fiscal year, positively impacted selling and advertising expense. This decrease was partially offset by a slight increase in the proportion of sales coming from the Direct Sales-US segment, which has a higher selling and advertising expense as a percentage of sales than in the Company’s other business segments due to its selling structure depending on a direct sales force. Selling and advertising expense as a percentage of sales is expected to be slightly lower during fiscal year 2003.*

General and administrative expense decreased to 12.9% of sales in fiscal year 2002 from 13.1% of sales in fiscal year 2001. General and administrative expenses in fiscal year 2001 included an impairment charge of $1.7 million for the write-off of capitalized internal-use software related to an enterprise resource planning system the Company no longer plans to implement. The Company also recognized an impairment charge in fiscal year 2001 of $.5 million for the write-off of its investment in a privately owned web hosting company. These charges are included in general and administrative expenses. Excluding the asset impairment write-off, general and administrative expense as a percentage of sales for fiscal year 2001 approximated 12.8%, which is consistent with fiscal year 2002. General and administrative expense as a percent of sales is expected to be slightly higher during fiscal year 2003.*

During fiscal year 2001, the Company undertook two separate restructuring actions. The first resulted in a restructuring charge of $3.5 million in fiscal year 2001 and an additional charge of $1.0 million in fiscal year 2002 to provide for costs primarily associated with the Company’s decision to more closely align its direct marketing and direct sales activities. As part of the restructuring program, the McBee US headquarters was relocated from Parsippany, New Jersey to the existing RapidForms facility in Thorofare, New Jersey. In addition, the McBee manufacturing plant in Damascus, Virginia was closed and a portion of leased warehousing space occupied by Chiswick in Sudbury, Massachusetts was vacated. In Canada, the McBee sales and marketing organizations were combined with NEBS Direct Marketing and are operating under the NEBS name. Approximately 140 employees were affected by the restructuring either through elimination of their positions or relocation.

The second restructuring action resulted in the Company recording an additional restructuring charge in fiscal year 2001 of $3.6 million and a credit of $.3 million in fiscal year 2002 to provide for costs associated with the Company’s decision to eliminate excess capacity by closing a manufacturing facility in Ogden, Utah and a leased distribution facility in Sudbury, Massachusetts, along with other actions to reduce the workforce in various locations. Approximately 175 employees were affected by the restructuring, either through elimination of their positions or relocation. The following is a table of the charges incurred and the cash paid pursuant to these actions (in thousands of dollars):

	First Restructuring		Second Restructuring
	Employee termination benefit costs	Facility closure costs	Employee termination benefit costs	Facility closure costs	Total
Balance, June 24, 2000	$—	$—	$—	$—	$—
Charge/(credit) for the period	2,185	1,315	2,900	745	7,145
Payments for the period	(1,328)	(643)	(509)	—	(2,480)

Balance June 30, 2001	857	672	2,391	745	4,665
Charge/(credit) for the period	(272)	1,295	(369)	46	700
Payments for the period	(585)	(929)	(1,856)	(340)	(3,710)

Balance, June 29, 2002	$—	$1,038	$166	$451	$1,655

The activities related to all restructuring actions identified above are anticipated to be completed by the Company during fiscal year 2003 with the exception of lease payments, which may extend beyond this time frame.*

Interest expense increased to 2.4% of sales in fiscal year 2002 from 2.3% of sales in fiscal year 2001. The increase is the result of additional debt, primarily from an additional investment in Advantage Payroll Services, Inc. in the first quarter 2002 and significant additional treasury share repurchases in the third quarter of fiscal year 2001 both of which increased the Company’s average debt outstanding in fiscal year 2002 as compared to fiscal year 2001.

The provision for income taxes as a percentage of pre-tax income decreased to 38.4% in fiscal year 2002 from 39.0% in fiscal year 2001due to a decrease in the Company’s overall effective state tax rate.

The Company will continue to seek opportunities to acquire companies, businesses and product lines to enhance the Company’s competitive position in the marketplace or to gain access to new markets, products, competencies or technologies.* In addition, the Company will continue to seek opportunities to enhance the cost structure of the Company, to improve operating efficiencies, and to fund investments in support of the Company’s strategies.*

2001 versus 2000

Net sales increased $63.0 million, or 12.1%, to $586.1 million for fiscal year 2001 from $523.1 million in fiscal year 2000. The comparison for all segments is affected by a 53-week fiscal year in 2001 as compared to a 52-week fiscal year in 2000. The sales results included a $7.7 million increase associated with the Direct Sales-US and Packaging and Display segments. Also included in the year-to-year consolidated increase are $56.9 million in sales from the PremiumWear, Inc. operation, which makes up the Apparel segment, purchased in July 2000 and hence not part of the comparable figures for fiscal year 2000. These increases were offset by a slight decline of $1.6 million in sales of the Company’s Direct Marketing-US and International segments.

For fiscal year 2001, cost of sales increased to 43.9% of sales from 40.7% in fiscal year 2000. The increase was due primarily to the addition of PremiumWear, which incurs a higher cost of sales as a percentage of sales than the Company’s other businesses. Excluding PremiumWear, cost of sales was 40.6% of sales, which is consistent with fiscal year 2000. In fiscal 2001, increased handling charges and freight discounts and improvement in plant efficiencies were offset by increases in material costs year-to-year due to a shift in product sales towards outsourced products.

Selling and advertising expense decreased to 34.3% of sales in fiscal year 2001 from 35.5% of sales in fiscal year 2000. The year to year decrease was due primarily to the addition of PremiumWear, which has a significantly lower selling and advertising expense as a percentage of sales than in the Company’s other businesses.

General and administrative expense declined as a percentage of sales from 13.4% of sales in fiscal year 2000 to 13.1% in fiscal year 2001. The decrease was due to the lower general and administrative expense as a percentage of sales incurred by PremiumWear. Additionally, during the year, the Company recognized an impairment charge of $1.7 million for the write-off of capitalized internal-use software related to an enterprise resource planning system the Company no longer plans to implement. The Company also recognized an impairment charge of $.5 million for the write-off of its investment in a privately-owned web hosting company. These charges are included in general and administrative expenses. Excluding the asset impairment write-off and the effect of PremiumWear, general and administrative expense as a percentage of sales for fiscal year 2001 approximated 16.4%. Without considering the effect of PremiumWear, general and administrative expense as a percentage of sales would have climbed due to increased investment in information systems and general corporate expenses.

Interest expense increased to 2.3% of sales in fiscal year 2001 from 1.7% of sales in fiscal year 2000. The increase is the result of additional debt, primarily from the investment in Advantage Payroll Services, Inc. in March 2000, the PremiumWear acquisition in July 2000, additional treasury share repurchases, and higher interest rates in fiscal 2001.

The provision for income taxes as a percentage of pre-tax income increased to 39.0% in fiscal year 2001 from 35.8% in fiscal year 2000. The lower fiscal year 2000 provision was due to a favorable letter ruling affecting prior years’ state tax rates.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, bad debts, inventories, intangible assets, and incomes taxes. Estimates and judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant estimates and judgments used in preparation of its consolidated financial statements.

Revenue is recognized on product sales at the point in time when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of product at a specified price and considers delivery to have occurred at the point of shipment. While the Company does provide its customers with a right of return, revenue is not deferred. Rather, a reserve for sales returns is provided based on significant historical experience.

Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, inventories, property, plant and equipment, investments, capitalized software, goodwill, deferred mail costs and intangible and other assets. Asset valuation is governed by various accounting principles, including Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of” (to be superceded in fiscal year 2003 by SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets), SFAS No. 141, “Business Combinations”, SFAS No. 142 “Goodwill and Other Intangible Assets” and Accounting Research Bulletin No. 43, among others. Management uses a variety of factors to assess valuation depending on the asset. For example, accounts receivable are evaluated based upon an aging schedule. The recoverability of inventories is based upon the types and levels of inventory held. Property, plant and equipment, capitalized software and intangible and other assets are evaluated utilizing various factors, including the expected period the asset will be utilized, forecasted cash flows, the cost of capital and customer demand. Investments are evaluated for impairment based upon market conditions and the viability of the investment. Changes in judgments on any of these factors could impact the value of the asset.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each jurisdiction in which we operate that imposes a tax on income. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the consolidated statements of income. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted.

New Accounting Pronouncements

In the first quarter of fiscal year 2002, the Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets.

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

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121 on the same topic and the accounting and certain reporting provisions of Accounting Principles Board (“APB”) Opinion 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as defined in that Opinion). This Statement also amends Accounting Research Bulletin (“ARB”) 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company will adopt this Statement in fiscal 2003. Management believes that the impact of this Statement on its consolidated financial statements will not be material.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues ask Force Consensus No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity(including Certain Costs Incurred in a Restructuring)”. The Company will adopt this Statement in fiscal 2003. Management believes that the impact of this Statement on its consolidated financial statements will not be material.

In the first quarter of fiscal 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This adoption resulted in an initial credit of $.4 million (net of tax) to Accumulated Other Comprehensive Loss.

In the fourth quarter of fiscal 2001, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition”. This SAB was intended to clarify certain elements of revenue recognition. It has been supplemented by a “frequently asked questions” document.

In the fourth quarter of fiscal 2001, the Company adopted the Emerging Issues Task Force Consensus No. 00-10, “Accounting for Shipping and Handling Fees and Costs”. The consensus states that a seller of goods should classify fees attributable to shipping and handling in the income statement as revenues. The Company had previously netted such fees against shipping and handling costs in the cost of sales line. In fiscal years 2001 and 2000, approximately $42.0 million and $37.7 million, respectively, which previously would have reduced cost of sales, have been reclassified as revenues. There was no effect on reported net income.

Liquidity and Capital Resources

Cash provided by operating activities amounted to $70.8 million in fiscal year 2002, approximately $15.2 million, or 27.3%, higher than the $55.6 million provided in fiscal year 2001. This increase in cash provided by operating activities was due to working capital changes, primarily inventory reductions, being a source of cash in fiscal 2002 as compared to those changes being a use of cash in fiscal 2001. In fiscal year 2001, cash provided by operating activities increased $2.5 million, or 4.7%, from the $53.1 million dollars provided in fiscal year 2000 due principally to a $10.6 million decrease in net income and a $5.5 million increase in non-cash depreciation, amortization expense and asset impairments, $7.1 million for exit costs and $.5 million in the amount of cash provided by working capital and other non-cash adjustments to reported net income.

Working capital as of June 29, 2002 amounted to $56.5 million, including $6.1 million of cash and short-term investments. This represents a decrease of $12.9 million from the working capital balance of $69.4 million, including cash and short-term investments of $7.2 million, at the end of fiscal year 2001. The decrease in working capital is primarily the result of inventory reductions in the Apparel segment. The Company does not expect to experience any significant change to the amount of working capital investment required to support its business during fiscal year 2003.* Working capital increased in fiscal year 2001 by $13.5 million, principally due to the effect of the PremiumWear, Inc. acquisition in July 2000.

Capital expenditures of $15.4 million in fiscal year 2002 represented an $11.4 million decrease from the $26.8 million expended in fiscal year 2001 and a $5.7 million decrease from the $21.1 million expended in fiscal year 2000. Capital expenditures over the three-year period have included significant investments in the purchase, development and implementation of information systems infrastructure, operating systems and the Company’s website and manufacturing-related equipment. Capital expenditures in fiscal year 2001 included over $5.0 million of investments in information systems and embroidery and distribution capacity for the Company’s acquired PremiumWear business. The Company expects capital expenditures to approximate $16.0 million in fiscal year 2003, which will include additional planned improvements in information systems capabilities and investments to enhance manufacturing capability.*

In August 2001, the Company acquired 1.1 million shares of common stock of Advantage Payroll Services, Inc. (“Advantage”) for $17.7 million. Combined with the Company’s purchase in March 2000 of 1.1 million Advantage common shares for $12.9 million, the Company had invested a total of $30.6 million for 2.2 million Advantage common shares as of June 29, 2002.

The Company also holds a common stock purchase warrant, pursuant to which it has the right to purchase up to 1.1 million Advantage common shares, at a purchase price of $12.67 per share subject to the terms and conditions set forth in the warrant. In July 2002, the Company exercised the warrant in part and purchased .4 million Advantage common shares for an aggregate purchase price of $5.4 million. As a result of the foregoing investments, the Company owns 2.6 million shares or approximately 19.6% of the Advantage common shares outstanding on a fully diluted basis.

The Company repurchased 1,111,432 shares of the Company’s common stock for $17.6 million in cash during fiscal year 2001 and 595,157 shares of the Company’s common stock for $14.2 million in cash during fiscal year 2000. There were no repurchases of the Company’s common stock during fiscal year 2002. In addition, the Company declared and paid cash dividends totaling $.80 per share during each of the last three fiscal years, amounting to a total of $10.2 million in fiscal 2002, $10.4 million in fiscal 2001 and $11.0 million in fiscal 2000. As of June 29, 2002 the Company has authorization from its Board to purchase up to an additional 1,202,600 shares of its stock.

In addition to its present cash and short-term investment balances, the Company has consistently generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. The Company currently has a committed, unsecured, revolving credit agreement for $200 million. The credit agreement contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. The Company is in compliance with these covenants. At June 29, 2002, the Company had $97.9 million outstanding under this arrangement.

In November 2001, the Company entered into a $50 million Note Purchase Agreement with The Prudential Insurance Company of America. Under this agreement, the Company will borrow at the Eurodollar rate plus a spread for one year, after which the interest rate will be fixed at a rate of 7.23%. This agreement contains various restrictive covenants, which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. The Company is in compliance with these covenants. At June 29, 2002, the Company had $50 million outstanding under this arrangement.

The following table summarizes the Company’s contractual obligations and commercial commitments as of June 29, 2002 (in thousands of dollars):

	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Contractual Obligations (payments due by period):
Long Term Debt	$147,900	$—	$117,900	$20,000	$10,000
Capital Lease Obligations	1,560	1,102	458	—	—
Operating Leases	18,362	4,969	7,827	5,479	87

Total Contractual Cash Obligations	$167,822	$6,071	$126,185	$25,479	$10,087

Other Commercial Commitments (amount of commitment expiration per period):
Lines of Credit	$200,000	$—	$200,000	$—	$—
Standby Letter of Credit	115	115	—	—	—
Commercial Letters of Credit	1,146	405	741	—	—

Total Commercial Commitments	$201,261	$520	$200,741	$—	$—

In order to effectively fix the interest rate on a portion of the debt outstanding under the revolving credit agreement, the Company has entered into six interest rate swap agreements with three of the banks party to the credit agreement. These swap agreements contain notional principal amounts and other terms (including rate of interest paid and received and maturity date) determined with respect to the Company’s forecasts of future cash flows and borrowing requirements. At June 29, 2002 the notional principal amount outstanding under the interest rate swap agreements totaled $145.0 million. For the fiscal year ended 2002, a credit of approximately $17 thousand was reclassified from other comprehensive income to earnings related to the ineffective portion of the Company’s swaps. In fiscal year 2001, there were no amounts transferred from other comprehensive income to earnings related to the Company’s swaps as the ineffective portion of the swaps was insignificant.

The Company anticipates that its current cash on hand, cash flow from operations and additional availability under the lines of credit will be sufficient to meet the Company’s liquidity requirements for its operations and capital expenditures during fiscal year 2003.* However, the Company may pursue additional acquisitions from time to time, such as the acquisitions mentioned in the Overview section of Management’s Discussion and Analysis, which would likely be funded through the use of available cash, issuance of stock, obtaining of additional credit, or any combination thereof.*

Certain Factors That May Affect Future Results

References in this section to “we”, “us” and “our” refer to New England Business Service, Inc.

We may make forward-looking statements in this report and in other documents filed with the SEC, in press releases, and in discussions with analysts, investors and others. These statements include:

•	descriptions of our operational and strategic plans,

•	expectations about our future sales and profits,

•	views of conditions and trends in our markets, and

•	other statements that include words like “expects”, “estimates”, “anticipates”, “believes” and “intends”, and which describe opinions about future events.

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

A majority of our sales and profits come from selling standardized business forms, checks and related products by mail order, telesales and direct sales to a target market consisting mainly of small businesses. We believe that the critical success factors to compete in this market include competitive pricing, breadth of product offering, product quality and the ability to attract and retain a large number of individual customers. These critical success factors are also applicable to the success of our packaging, shipping and warehouse supplies markets as well. Known material risks that may affect those critical success factors are described below.

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

Our printed product lines face increased competition from various sources, such as office supply superstores. Increased competition may require us to reduce prices or offer other incentives in order to attract new customers and retain existing customers, which could reduce our profits.

Low-price, high-volume office supply chain stores offer standardized business forms, checks and related products to small businesses. Because of their size, these superstores have the buying power to offer many of these products at competitive prices. These superstores also offer the convenience of “one-stop shopping” for a broad array of office supplies that we do not offer. In addition, national superstore competitors have greater financial strength to reduce prices or increase promotional discounts in order to seek or retain market share.

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

Because our sales growth is dependent on our ability to continually attract new customers in our target small business market, economic events that adversely affect the small business economy may reduce our sales and profits.

Average annual sales per customer of our core products have remained relatively stable over time. As a result, we rely, in part, on continually attracting new customers for these products. Our sales and profits have been adversely affected by economic-related contractions in the small business economy. We expect that our sales and profits will continue to be affected by changes in the levels of small business formations and failures and from other economic events that affect the small business economy generally.

Because our sales growth is dependent on our ability to continually attract new customers in our target small business market, changes in the direct marketing industry that reduce our competitive advantage in contacting prospective customers may reduce our sales and profits.

Growth in the total number of our direct mail customers depends on continued access to high-quality lists of newly-formed small businesses. In the past, our ability to compile proprietary prospect lists was a distinct competitive advantage. However, the external list compilation industry has become more sophisticated and comprehensive lists of new small business formations are now commercially available to our competitors. In addition, the Internet has the potential to eliminate our advantage of scale in direct marketing by providing all competitors, regardless of current size, with access to prospective customers.

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

Declining response rates to the Company’s catalogs and other direct mail promotional materials could reduce our sales and profits.

Our direct mail-based businesses have recently experienced declines in the response rates to our catalogs and other direct mail promotional materials from both existing customers and prospects. We believe that these declines are attributable to a number of factors, including current economic conditions, the overall increase in direct mail solicitations received by our target customers generally, and the gradual obsolescence of our standardized forms products. To the extent that we cannot compensate for reduced response rates through increases in average order value or improve response rates through new product introductions and improved direct mail contact strategies, our sales and profits may be adversely affected.

Increases in the cost of paper and in postal rates adversely impact our costs, which we may be unable to offset by reducing costs in other areas or by raising prices.

The cost of paper to produce our products, catalogs and advertising materials makes up a significant portion of our total costs. Also, we rely on the U.S. Postal Service to deliver most of our promotional materials. Prices for the various types of paper that we use have been volatile, and we expect them to continue to be so. Third class postal rates have generally increased over the past ten years, at times significantly. We are not sure that we will always be able to reduce costs in other areas or to increase prices for our products sufficiently to offset increases in paper costs and postal rates. If we are unable to offset these cost and expense increases, our profits will be adversely affected.

Disruption in the services provided by certain of our critical vendors may adversely affect our operating performance and profits.

We use a limited number of vendors to provide key services to our business. Examples of this are as follows:

•	we use MCI WorldCom and Qwest Communications International to provide a majority of the toll-free telephone lines for our direct marketing business,

•	we use United Parcel Service to deliver most of the products that we ship to customers in the United States,

•	we rely on the postal services of the countries in which we do business to deliver our catalogs and other advertising material to customers.

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

In response to the gradual obsolescence of our standardized forms business, we continue to develop our capability to provide custom and full-color products. However, we have less of a cost advantage with these products than with standardized forms, due to improvements in the cost and quality of printing technology available to our smaller local and regional competitors. We are also seeking to introduce new products and services that are less susceptible to technological obsolescence. We may develop new products internally, procure them from third party vendors, or obtain them through the acquisition of a new business. We generally realize lower gross margins on outsourced products than on products that we manufacture ourselves. The risks associated with the acquisition of new businesses are described below.

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

We purchase a majority of our apparel products from “full package” manufacturers outside the United States. In most cases, these same manufacturers supply other apparel companies, many of which are significantly larger than our apparel business and are able, when necessary, to secure preferential treatment from the manufacturers. The availability of product from these manufacturers can also be adversely affected by social, political and economic conditions in their respective regions. Any significant disruption in our relationships with our current manufacturers could adversely affect our apparel business to the extent we cannot readily find alternative sources of supply at comparable levels of price and quality.

Inaccurate forecasting of the demand for specific apparel styles and sizes could reduce our sales and profits.

We believe that success in our apparel business depends in part on our ability to immediately ship ordered products, either directly or through our distributors. Given the relatively long lead time in procuring inventory, we must estimate demand for specific styles and sizes well in advance of receiving firm orders from customers in order to ensure the timely availability of these products. Inaccurate forecasting of demand for specific styles and sizes can result in either lost sales due to product unavailability, or reduced margins from liquidating overstocked items.

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

Reductions in the number of apparel lines carried by wholesalers in the promotional products/advertising specialty industry may adversely impact our sales and profits.

Until recently, a significant portion of the sales in our apparel business have been to a relatively small number of wholesalers serving the promotional products/advertising specialty market. Sales to these wholesalers have been recently decreasing, and have been partially offset by increases in direct sales to our advertising specialty dealers. We believe that the wholesale apparel business serving this market is undergoing fundamental change, with wholesalers increasingly carrying only private label lines and branded lines on an exclusive basis. We believe that these changes, together with current economic conditions, are likely to result in an accelerated decrease in our sales to wholesalers. To the extent that increases in our direct sales to advertising specialty dealers, together with increases in our apparel sales to other markets, cannot keep pace with the erosion in our sales to wholesalers, sales and profits could be adversely impacted.

Our growth strategy depends, in part, on the acquisition of complementary businesses that address our target small business market.

The acquisition of complementary businesses that address our target small business market has been important to our growth strategy. We intend to continue this acquisition activity in the future. The success of this activity depends on the following:

•	our ability to identify suitable businesses and to negotiate agreements on acceptable terms,

•	our ability to obtain financing through additional borrowings, by issuing additional shares of common stock, or through internally generated cash flow, and

•	our ability to achieve anticipated savings and growth and avoid disruption to our existing businesses.

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

As of the date of this Annual Report on Form 10-K, we have invested a total of $35.9 million for a minority investment in Advantage Payroll Services, Inc., a closely-held payroll processing company. This investment is currently reported on our balance sheet at our cost. If, as a result of Advantage’s performance or other economic factors beyond our control, the value of this investment on our books exceeds the realizable value of the investment in the market, then we may be required under generally accepted accounting principles to write-down the reported value of the investment, which could reduce our reported earnings for the period in which the write-down occurs.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a number of market risks, primarily due to the effects of changes in foreign currency exchange rates and interest rates. Investments in and loans and advances to foreign subsidiaries and branches, and their resultant operations, since they are denominated in foreign currencies, create exposures to changes in exchange rates. The Company’s utilization of its revolving credit agreement (which carries a variable interest rate) creates an exposure to changes in interest rates. The effect, however, of changes in exchange rates and interest rates on the Company’s earnings generally has been small relative to other factors that also affect earnings, such as business unit sales and operating margins. This is because (i) foreign operations represent a relatively small portion of the Company’s total activity, the magnitude of foreign currency transactions has been minimal and forward foreign currency contracts have been historically entered into to hedge certain foreign exchange rate exposures; (ii) a significant portion of the Company’s borrowings are fixed through interest rate swaps. In order to effectively convert the interest rate on a portion of the Company’s debt from a Eurodollar-based floating rate to a fixed rate, the Company has entered into interest rate swap agreements with major commercial banks. Although the Company is exposed to credit and market risk in the event of future nonperformance by any of the banks, management has no reason to believe that such an event will occur.

The Company does, however, have a component of its borrowings that is not hedged. A 10% upward movement in interest rates would impact earnings and cash flows by approximately $.01 million because of this unhedged position. For more information on these market risks and financial exposures, see the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. The Company does not hold or issue financial instruments for trading, profit or speculative purposes.

Upon reviewing its derivatives and other foreign currency and interest rate instruments, based on historical foreign currency rate movements and the fair value of market-rate sensitive instruments at year-end, the Company does not believe that changes in foreign currency or interest rates will have a material impact on its near-term earnings, fair values or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Company’s financial statements, together with the independent auditors’ report thereon, appear beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company will furnish to the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended June 29, 2002, a definitive Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held on October 25, 2002. The information required by this Item concerning the directors of the Company who have been nominated for reelection is incorporated by reference to “Election of Directors” in the Proxy Statement.

The information required by this Item concerning the executive officers of the Company appears in Part I, Item 4.1 to this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) beneficial ownership reporting requirements is located in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to “Election of Directors” and “Executive Compensation” in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to “Voting Securities” and “Approval of NEBS 2002 Equity Incentive Plan—Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14.    CONTROLS AND PROCEDURES

Not applicable.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

NEW ENGLAND BUSINESS SERVICE, INC. (Registrant)

BY:	/s/ ROBERT J. MURRAY
(Robert J. Murray, Chairman and Chief Executive Officer)

Date:    September 6, 2002

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each of the undersigned officers and directors of New England Business Service, Inc., a Delaware corporation (the “Company”), hereby constitutes and appoints Robert J. Murray and Daniel M. Junius, and each of them, with full power to act without the other, his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities (until revoked in writing) to sign the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002, and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT J. MURRAY (Robert J. Murray)	Chairman and Chief Executive Officer and Director	September 6, 2002
(Principal Executive Officer)

/s/ WILLIAM T. END (William T. End)	Director	September 6, 2002

/s/ NEIL S. FOX (Neil S. Fox)	Director	September 6, 2002

/s/ ROBERT L. GABLE (Robert L. Gable)	Director	September 6, 2002

/s/ THOMAS J. MAY (Thomas J. May)	Director	September 6, 2002

Name	Title	Date

/s/ HERBERT W. MOLLER (Herbert W. Moller)	Director	September 6, 2002

/s/ JOSEPH R. RAMRATH (Joseph R. Ramrath)	Director	September 6, 2002

/s/ BRIAN E. STERN (Brian E. Stern)	Director	September 6, 2002

/s/ M. ANNE SZOSTAK (M. Anne Szostak)	Director	September 6, 2002

/s/ DANIEL M. JUNIUS (Daniel M. Junius)	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	September 6, 2002

/s/ DAVID G. FOSTER (David G. Foster)	Vice President and Corporate Controller (Principal Accounting Officer)	September 6, 2002

CERTIFICATIONS

I, Robert J. Murray, certify that:

1. I have reviewed this annual report on Form 10-K of New England Business Service, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: September 6, 2002

/s/    ROBERT J. MURRAY

(Robert J. Murray)
Chairman and Chief Executive Officer
(Principal Executive Officer)

I, Daniel M. Junius, certify that:

1. I have reviewed this annual report on Form 10-K of New England Business Service, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: September 6, 2002

/s/    DANIEL M. JUNIUS

(Daniel M. Junius)
Executive Vice President,  Chief Financial Officer and Treasurer
(Principal Financial Officer)

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 29, 2002 and June 30, 2001
(In thousands of dollars, except share data)

	June 29, 2002	June 30, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$6,112	$7,154
Accounts receivable (less allowance for doubtful accounts of $5,141 in 2002 and $5,344 in 2001)	55,738	59,528
Inventories, net	34,095	42,599
Direct mail advertising materials, net and prepaid expenses	13,374	13,603
Deferred income tax benefit	13,240	15,133

Total current assets	122,559	138,017
Property and Equipment:
Land and buildings	48,289	45,884
Equipment	150,149	146,782

Property and equipment	198,438	192,666
Less accumulated depreciation	(124,836)	(115,598)

Property and equipment, net	73,602	77,068
Property Held for Sale	328	—
Deferred Income Tax Benefit	18,934	16,986
Goodwill and Other Intangible Assets, net	119,848	129,339
Long-Term Investment	30,521	12,869
Other Assets	3,130	3,405

Total	$368,922	$377,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,858	$18,314
Federal and state income taxes	3,430	2,868
Accrued bonus distribution	3,562	3,395
Accrued payroll expense	7,780	8,790
Accrued employee benefit expense	12,215	11,168
Accrued exit costs/restructuring charge	1,655	4,665
Derivative contracts at fair value	5,443	4,517
Obligations under capital lease—current portion	1,102	1,323
Current portion of long-term debt	—	120
Deferred income taxes	3,221	3,378
Other accrued expenses	10,820	10,068

Total current liabilities	66,086	68,606
Obligations Under Capital Lease	458	1,550
Long-Term Debt	147,900	179,168
Deferred Income Taxes	17,758	14,457

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $1 per share—authorized 1,000 shares; 0 shares issued and outstanding in 2002 and 2001
Common stock, par value, $1 per share—authorized, 40,000,000 shares; issued, 15,829,363 shares in 2002 and 15,511,093 shares in 2001; outstanding, 13,035,732 shares in 2002 and 12,499,702 shares in 2001	15,829	15,511
Additional paid-in capital	57,885	52,083
Unamortized value of restricted stock awards	(62)	(157)
Accumulated other comprehensive loss	(7,411)	(7,417)
Retained earnings	125,905	113,628

Total	192,146	173,648
Less treasury stock, at cost—2,793,631 shares in 2002 and 3,011,391 shares in 2001	(55,426)	(59,745)

Total stockholders’ equity	136,720	113,903

Total	$368,922	$377,684

See notes to consolidated financial statements.

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

For the Fiscal Years Ended June 29, 2002, June 30, 2001 and June 24, 2000
(In thousands, except per share data)

	2002	2001	2000
Net Sales	$557,539	$586,091	$523,053
Cost of sales including shipping costs	241,908	257,411	213,113

Gross Profit	315,631	328,680	309,940
Operating Expenses:
Selling and advertising	188,487	200,803	185,544
General and administrative	72,188	76,960	70,213
Exit costs	700	7,145	—

Total operating expenses	261,375	284,908	255,757
Income From Operations	54,256	43,772	54,183
Other Income (Expense):
Interest income	185	432	139
Interest expense	(13,447)	(13,478)	(8,625)

Total other income (expense)	(13,262)	(13,046)	(8,486)

Income Before Income Taxes	40,994	30,726	45,697
Provision For Income Taxes	15,742	11,983	16,339

Income Before the Effect of a Change in Accounting Principle	25,252	18,743	29,358

Effect of a Change in Accounting Principle	(2,792)	—	—

Net Income	$22,460	$18,743	$29,358

Per Share Amounts:
Basic earnings per share before the effect of a change in accounting principle	$1.99	$1.44	$2.14

Effect of a change in accounting principle	$(.22)	$.00	$.00

Basic earnings per share	$1.77	$1.44	$2.14

Diluted earnings per share before the effect of a change in accounting principle	$1.94	$1.43	$2.12

Effect of a change in accounting principle	$(.21)	$.00	$.00

Diluted earnings per share	$1.73	$1.43	$2.12

Dividends	$.80	$.80	$.80

Basic Weighted Average Shares Outstanding	12,723	13,015	13,717
Plus incremental shares from assumed conversion of stock options and contingently returnable shares	283	128	151

Diluted Weighted Average Shares Outstanding	13,006	13,143	13,868

See notes to consolidated financial statements.

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Fiscal Years Ended June 29, 2002, June 30, 2001 and June 24, 2000
(In thousands)

	Common Stock Issued		Additional Paid-in Capital	Unamortized Value of Restricted Stock Awards	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Comprehensive Income
	Number of Shares	At Par Value Amount
Balance, June 26, 1999	15,358	$15,358	$49,500	$0	$(2,654)	$86,902	$(27,577)	$121,529
Issuance of common stock to employees pursuant to stock plans including tax benefit	41	41	837	(165)				713
Dividends paid						(10,982)		(10,982)
Amortization of restricted stock awards				50				50
Acquisition of treasury stock							(14,194)	(14,194)
Net income						29,358		29,358	$29,358
Foreign currency translation adjustment					(770)			(770)	(770)
Net unrealized investment gains					25			25	25

Balance, June 24, 2000	15,399	15,399	50,337	(115)	(3,399)	105,278	(41,771)	125,729	$28,613

Issuance of common stock to employees pursuant to stock plans including tax benefit	112	112	1,746	(188)			(334)	1,336
Dividends paid						(10,393)		(10,393)
Amortization of restricted stock awards				146				146
Acquisition of treasury stock							(17,640)	(17,640)
Net income						18,743		18,743	$18,743
Foreign currency translation adjustment					(635)			(635)	(635)
Net unrealized investment losses					(213)			(213)	(213)
Net unrealized losses on derivatives held for hedging purposes					(3,019)			(3,019)	(3,019)
Cumulative effect adjustment recorded upon the adoption of SFAS No. 133					391			391	391
Net pension adjustment					(542)			(542)	(542)

Balance, June 30, 2001	15,511	15,511	52,083	(157)	(7,417)	113,628	(59,745)	113,903	$14,725

Issuance of common stock to employees pursuant to stock options and employee benefit plans including tax benefit	318	318	5,802				4,319	10,439
Dividends paid						(10,183)		(10,183)
Amortization of restricted stock awards				95				95
Net income						22,460		22,460	$22,460
Foreign currency translation adjustment					441			441	441
Net unrealized investment losses					(104)			(104)	(104)
Net unrealized losses on derivatives held for hedging purposes					(568)			(568)	(568)
Net pension adjustment					237			237	237

Balance, June 29, 2002	15,829	$15,829	$57,885	$(62)	$(7,411)	$125,905	$(55,426)	$136,720	$22,466

See notes to consolidated financial statements.

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

For the Fiscal Years Ended June 29, 2002, June 30, 2001 and June 24, 2000
(In thousands of dollars)

	2002	2001	2000
Cash Flows From Operating Activities:
Net income	$22,460	$18,743	$29,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,333	16,464	14,168
Amortization	8,542	12,515	11,553
Loss/(gain) on disposal of equipment	361	386	(175)
Change in accounting principle	2,792	—	—
Asset impairment loss	—	2,207	—
Deferred income taxes	3,846	(32)	1,463
Exit costs	700	7,145	—
Deferred grants	(6)	—	—
Provision for losses on accounts receivable	4,865	4,659	4,203
Employee benefit charges	3,885	240	121
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(971)	2,200	(7,294)
Inventories and advertising materials	8,782	(2,469)	(5,542)
Prepaid expenses and other assets	62	549	(1,165)
Accounts payable	(1,509)	(6,087)	3,457
Income taxes payable	972	2,682	606
Other accrued expenses	(2,297)	(3,631)	2,351

Net cash provided by operating activities	70,817	55,571	53,104
Cash Flows From Investing Activities:
Additions to property and equipment	(15,365)	(26,836)	(21,057)
Acquisition of businesses—net of cash acquired	—	(38,976)	—
Proceeds from sale of facilities and equipment	32	29	1,258
Purchase of long-term investment	(17,652)	—	(13,369)

Net cash used by investing activities	(32,985)	(65,783)	(33,168)
Cash Flows From Financing Activities:
Repayment of debt	(122,738)	(83,968)	(96,250)
Proceeds from borrowings—net of issuance costs	89,508	125,900	101,406
Repayment of obligations under capital lease	(1,346)	(1,007)	(592)
Proceeds from issuance of common stock	5,800	1,066	526
Acquisition of treasury stock	—	(17,640)	(14,194)
Dividends paid	(10,183)	(10,393)	(10,982)

Net cash provided (used) by financing activities	(38,959)	13,958	(20,086)
Effect of Exchange Rate Changes on Cash	85	(61)	(65)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,042)	3,685	(215)
Cash and Cash Equivalents at Beginning of Year	7,154	3,469	3,684

Cash and Cash Equivalents at End of Year	$6,112	$7,154	$3,469

Supplemental Cash Flow Disclosure:
Interest paid	$13,408	$13,331	$8,417

Income taxes paid	$12,124	$10,788	$14,685

Stock issued pursuant to employee benefit plans	$3,691	$—	$—

Purchase of equipment under capital lease	$33	$1,451	$3,021

See notes to consolidated financial statements.

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1.    Summary of Significant Accounting Policies

Description of Business and Basis of Consolidation—The financial statements include the accounts of New England Business Service, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company sells primarily printed business products such as checks and business forms and work/promotional apparel through a variety of channels, markets and sells payroll services provided by a payroll services company on a private label basis, serves as a reseller of packaging and shipping supplies and retail signage and designs, sources and distributes embroidered and unembroidered apparel for ad specialties applications.

Fiscal Year—The Company’s fiscal year ends the last Saturday of June. The Company’s results for fiscal year 2000 and 2002 contained 52 weeks, whereas fiscal year 2001 contained 53 weeks.

Significant Estimates—In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates.

Foreign Currency Translation—The financial statements of the Company’s foreign subsidiaries are measured in the respective subsidiary’s functional currency and then translated into U.S. dollars. All balance sheet accounts have been translated using the year-end rate of exchange, while income statement accounts have been translated using the average rates prevailing throughout the year. Resulting translation gains or losses are accumulated in a separate component of stockholders’ equity entitled “Accumulated other comprehensive loss.” Foreign currency transaction gains and losses, including those related to intercompany transactions that are expected to be settled in the short term are recorded directly in the income statement and are immaterial in all periods presented; intercompany foreign currency transaction gains and losses incurred on balances of a long term investment nature are recorded as translation gains and losses.

Cash and Cash Equivalents—The Company considers its holdings in short-term money market accounts and certificates of deposit with an original maturity of three months or less to be cash equivalents.

Inventories—Inventories are generally carried at the lower of first-in, first-out cost or market. At year end, inventories consisted of:

	2002	2001
Raw Material	$1,709	$1,821
Work in Process	124	1,459
Finished Goods	32,262	39,319

Total	$34,095	$42,599

Long-Term Investments—In March 2000, the Company invested $12,869 in the common stock of Advantage Payroll Services, Inc. In August 2001, the Company invested an additional $17,652 in the common stock of Advantage Payroll Services, Inc. and in aggregate represents a voting interest of 17.7%. The securities are not considered to be marketable equity securities under SFAS 115 because the company is currently privately held and, hence, the securities are restricted and have no readily determinable market value. The investment has been carried at cost and will periodically be evaluated to determine whether a decline in fair value below the original cost basis has occurred and is other than temporary. The investment has been classified as a long-term asset on the consolidated balance sheet because of its non-marketable nature.

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Direct Mail Advertising—The Company expenses the production costs of advertising at the time the advertising is initiated, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefit; this period is not in excess of six months. Direct-response advertising consists primarily of product catalogs and associated mailing costs. As of June 29, 2002 and June 30, 2001, $7,356 and $7,569, respectively, were reported as direct advertising assets and included in direct mail advertising materials, net and prepaid expenses in the consolidated balance sheets. Advertising expense included in selling and advertising was $59,822 in 2002, $61,119 in 2001, and $59,325 in 2000.

Property and Equipment—Property and equipment are carried at cost. Depreciation is computed over the estimated useful lives (three to twenty years) of the assets using the straight-line method.

Leased Equipment Under Capital Leases—Equipment under capital leases is amortized over the lives of the respective leases or the estimated useful lives of the assets whichever is shorter.

Adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets—In the first quarter of fiscal 2002, the Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets.

As of July 1, 2001, the Company had identified those intangible assets that remain separable under the provisions of SFAS No. 141 and those that are to be included in goodwill. In applying SFAS No. 142, the Company completed the transitional intangible asset impairment test by determining the carrying amount of its various reporting units and comparing that with their fair value, determined by using a multiple of earnings before interest, taxes, depreciation and amortization. As a result, the Company recognized an impairment charge to write off goodwill in the amount of $2,792 relating to its European business within its International business segment. The impairment loss is recognized in the consolidated statements of income under the caption “Effect of a Change in Accounting Principle”. The Company completed the annual intangible asset impairment test as of April 27, 2002. The Company determined there was no impairment as of the measurement date.

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Had the provisions of SFAS Nos. 141 and 142 been applied for fiscal years 2001 and 2000, the Company’s net income and net income per share, calculated using the Company’s annual estimated tax rate, would have been as follows:

	2001	2000
Net income as reported	$18,743	$29,358
Add: Goodwill amortization	2,209	1,710
Assembled workforce amortization	817	817
Tradename amortization	818	818
Less: Tax effect	(1,499)	(1,199)

Pro forma net income	$21,088	$31,504

Per share amounts:
Basic earnings per share as reported	$1.44	$2.14

Effect of SFAS No. 141 and 142	$.18	$.16

Pro forma basic earnings per share	$1.62	$2.30

Diluted earnings per share as reported	$1.43	$2.12

Effect of SFAS No. 141 and 142	$.18	$.15

Pro forma diluted earnings per share	$1.61	$2.27

Intangible Assets—Customer lists and other intangible assets are amortized using the straight-line method over their estimated lives. The ranges of estimated lives and accumulated amortization balances for each category of assets at June 29, 2002 consist of the following:

Description	Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with defined lives:
Customer lists	2-18 years	$46,327	$36,562	$9,765
Covenant not to compete	2-5 years	1,183	1,183	—
Debt issue costs	1-7 years	2,729	1,209	1,520
Long-term contracts	16 years	5,300	663	4,637
Bank referral agreements	20 years	7,400	1,511	5,889
Intangible assets with indefinite lives:
Tradenames	—	32,800	2,727	30,073

Total intangible assets		$95,739	$43,855	$51,884

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Changes in the carrying amount of goodwill (net) for the fiscal year ended June 29, 2002, by segment are as follows:

	June 30, 2001	Adjustments	June 29, 2002
Direct Marketing—US	$24,237	—	$24,237
Direct Sales—US	5,119	$2,382	7,501
Apparel	9,624	—	9,624
Packaging and Display Products	23,246	—	23,246
International	6,148	(2,792)	3,356

Total	$68,374	$(410)	$67,964

Adjustments include the reclassification of $2,382 related to an assembled workforce intangible asset in the Direct Sales—US segment and an asset impairment charge in the International segment of $2,792 discussed above. Amortization of intangible assets for the years ended June 29, 2002 and June 30, 2001 was $8,542 and $12,515, respectively. Estimated amortization of intangible assets for fiscal years 2003, 2004, 2005, 2006 and 2007, without consideration of any other increases or decreases in the balance of the assets, is $7,134, $5,434, $759, $752 and $749, respectively.

Revenue Recognition—Revenue is recognized on product sales at the point in time when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of product at a specified price and considers delivery to have occurred at the point of shipment. While the Company does provide its customers with a right of return, revenue is not deferred. Rather, a reserve for sales returns is provided in accordance with SFAS No. 48 based on significant historical experience.

Income Taxes—The provision for income taxes is determined based upon the Company’s computed total income tax obligation for the year and the change in the Company’s deferred tax balances from year to year. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Such deferred tax assets and liabilities are also adjusted to reflect changes in the U.S. and applicable foreign tax laws when enacted and changes in blended state tax rates. Future tax benefits are recognized to the extent realization of such benefit is more likely than not to occur.

Per Share Amounts—Basic earnings per share amounts are computed based upon the weighted average number of shares of common stock outstanding during each fiscal year less any contingently returnable shares. Diluted earnings per share amounts are computed by also giving consideration to potentially dilutive stock options outstanding and contingently returnable shares. Common stock equivalents totaling approximately 900 outstanding stock options are not included in the computation of earnings per share as they are anti-dilutive. A reconciliation of outstanding shares is shown on the statements of consolidated income.

Concentration of Credit Risk—The Company extends credit annually to approximately 1,700 geographically dispersed customers on an unsecured basis in the normal course of business. No individual industry or industry segment is significant to the Company’s customer base. The Company has in place policies governing the extension of credit and collection of amounts due from customers.

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Derivatives—In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company adopted this Statement in fiscal year 2001. Such adoption resulted in an initial credit of $391 (net of tax) to Accumulated Other Comprehensive Loss.

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

As discussed above, the Company designates certain derivatives as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in Other Comprehensive Income (“OCI”). There can be, however, a portion of the hedge that is deemed “ineffective” and which can result in a charge/(credit) to the Company’s income statement. For the fiscal year ending June 29, 2002, a credit of approximately $17 was reclassified from OCI to earnings related to the ineffective portion of the Company’s swaps. In fiscal year 2001, there were no amounts transferred from OCI to earnings related to the Company’s swaps since the amount of the swaps ineffectiveness was insignificant.

Impairment of Long-Lived Assets—The Company evaluates the recoverability of long-lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” In fiscal 2001, the Company recognized impairment charges of $1,707 and $500, respectively, for the write-off of capitalized internal-use software related to an enterprise resource planning system the Company no longer plans to implement and its investment in WebNow, Inc. There were no adjustments to the carrying value of any long-lived assets in 2002.

Accounting for Stock-Based Compensation—SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic-value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. When awards are made to consultants or individuals who are other than employees, the Company does apply the precepts of SFAS No. 123 and the Emerging Issue Task Force (“EITF”) Consensus No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

New Accounting Pronouncements—As described above, in the first quarter of fiscal year 2002, the Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets.

As of July 1, 2001, the Company had identified those intangible assets that remain separable under the provisions of SFAS No. 141 and those that are to be included in goodwill. In applying SFAS No. 142, the Company completed the transitional intangible asset impairment test. As a result, the Company recognized an impairment charge to write off goodwill in the amount of $2,792 relating to its European business within its International business segment.

In July 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121 on the same topic and the accounting and certain reporting provisions of APB Opinion 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as defined in that Opinion). This Statement also amends Accounting Research Bulletin (“ARB”) 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company will adopt this Statement in fiscal 2003. Management believes that the impact of this Statement on its consolidated financial statements will not be material.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Consensus No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)”. The Company will adopt this Statement in fiscal 2003. Management believes that the impact of this Statement on its consolidated financial statements will not be material.

As described above, in the first quarter of fiscal 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This adoption resulted in an initial credit of $391 (net of tax) to Accumulated Other Comprehensive Loss.

In the fourth quarter of fiscal 2001, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition”. This SAB was intended to clarify certain elements of revenue recognition. It has been supplemented by a “frequently asked questions” document.

In the fourth quarter of fiscal 2001, the Company adopted the EITF Consensus No. 00-10, “Accounting for Shipping and Handling Fees and Costs”. The consensus states that a seller of goods should classify fees attributable to shipping and handling in the income statement as revenues. The Company had previously netted such fees against shipping and handling costs in the cost of sales line. In fiscal years 2001 and 2000, approximately $41,989 and $37,667, respectively, which previously would have reduced cost of sales, have been classified as revenues. There was no effect on reported net income.

Reclassifications—Certain reclassifications have been made to the 2001 and 2000 financial statements to conform with the 2002 presentation.

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

2.    2000 Acquisition

In July 2000, the Company acquired all the outstanding shares of PremiumWear, Inc. The purchase price was $13.50 per share in cash and totaled approximately $38,976 (net of cash acquired) for the shares plus debt assumed of $3,856. The Company also incurred fees of approximately $602 in connection with the acquisition. The acquisition was accounted for using the purchase method of accounting. Accordingly, PremiumWear’s results from operations are included in the accompanying financial statements from the date of acquisition. The purchase price, including acquisition costs, was allocated to the net tangible assets acquired based on the fair value of such assets and liabilities. The excess cost over fair value of the net tangible assets acquired was $16,013, of which $5,300 and $583 were allocated to long-term contracts and non-compete agreements, respectively, and the balance of $10,130 to goodwill. The long-term contracts and non-compete agreements are being amortized over their respective useful lives. The accounting for goodwill is in accordance with Company’s adoption of SFAS No. 142 discussed in note 1.

The following unaudited pro forma financial information reflects the consolidated results from operations of the Company for the years ended June 30, 2001 and June 24, 2000 as though the acquisition described above had occurred on the first day of the respective fiscal year and the results are prior to the adoption of SFAS 141 and 142. The pro forma operating results are presented for comparative purposes only and do not purport to present the Company’s actual operating results had the acquisition been consummated on June 27, 1999 or results which may occur in the future:

	2001	2000
Net sales	$588,180	$575,610
Net income	18,772	28,172
Net income per diluted share	1.43	2.03

In connection with this transaction, a complaint entitled “Perry Ellis International, Inc. v. PremiumWear, Inc.”, was filed. The Company was subsequently named a co-defendant. The amended complaint relates to a Right of First Refusal Agreement dated as of May 22, 1996 (the “RFR Agreement”) between the plaintiff and PremiumWear, Inc., and to the Company’s acquisition of all the outstanding shares of PremiumWear in July 2000. In the amended complaint, the plaintiff alleges breach of the RFR Agreement and breach of an implied covenant of good faith and fair dealing against PremiumWear as a result of PremiumWear’s alleged failure to notify the plaintiff of certain discussions between PremiumWear and the Company preceding the Company’s agreement to purchase all of the outstanding shares of PremiumWear. The amended complaint also alleges that the Company tortiously interfered with the plaintiff’s rights under the RFR Agreement by allegedly inducing PremiumWear to breach its obligations to the plaintiff under the RFR Agreement. The plaintiff is seeking damages in an unspecified amount, attorneys’ fees, interest and costs. The Company believes the allegations in the amended complaint are without merit and intends to defend the lawsuit vigorously.

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

3.    Restructuring and Impairment of Assets

During fiscal year 2001, the Company undertook two distinct restructuring actions. The first resulted in a restructuring charge of $3,500 in fiscal year 2001 and an additional charge of $1,023 in fiscal year 2002 to provide for costs primarily associated with the Company’s decision to more closely align its direct marketing and direct sales activities. As part of the restructuring program, the McBee US headquarters was relocated from Parsippany, New Jersey to the existing RapidForms facility in Thorofare, New Jersey. In addition, the McBee manufacturing plant in Damascus, Virginia has been closed and a portion of leased warehousing space occupied by Chiswick in Sudbury, Massachusetts was vacated. In Canada, the McBee sales and marketing organizations were combined with NEBS Direct Marketing and are operating under the NEBS name. Approximately 140 employees were affected by the restructuring either through elimination of their positions or relocation. Pursuant to this plan, the following charges and payments have been recorded:

	Employee termination benefit costs	Facility closure costs	Total
Balance June 24, 2000	$—	$—	$—
Charge/(credit) for the period	2,185	1,315	3,500
Payments for the period	(1,328)	(643)	(1,971)

Balance June 30, 2001	857	672	1,529

Charge/(credit) for the period	(272)	1,295	1,023
Payments for the period	(585)	(929)	(1,514)

Balance June 29, 2002	$—	$1,038	$1,038

The second restructuring action resulted in the Company recording an additional restructuring charge in fiscal year 2001 of $3,645 and a credit of $(323) in fiscal year 2002 to provide for costs associated with the Company’s decision to eliminate excess capacity by closing a manufacturing facility in Ogden, Utah and a leased distribution facility in Sudbury, Massachusetts, along with other actions to reduce the workforce in various locations. Approximately 175 employees were affected by this restructuring, either through elimination of their positions or relocation. Pursuant to this plan, the following charges and payments have been recorded:

	Employee termination benefit costs	Facility closure costs	Total
Balance June 24, 2000	$—	$—	$—
Charge/(credit) for the period	2,900	745	3,645
Payments for the period	(509)	—	(509)

Balance June 30, 2001	2,391	745	3,136

Charge/(credit) for the period	(369)	46	(323)
Payments for the period	(1,856)	(340)	(2,196)

Balance June 29, 2002	$166	$451	$617

The activities related to all restructuring actions identified above are anticipated to be completed by the Company during fiscal year 2003 with the exception of lease payments, which may extend beyond this time frame.

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

4.    Debt Obligations and Leases

The Company has maintained a committed credit facility up to $200,000 over the past three years (the “Credit Facility”). In July 2001, the Company amended and restated the Credit Facility to extend the maturity date to July 2004. Under the Credit Facility, the Company has the option to borrow at the Eurodollar rate plus a spread or the agent bank’s base lending rate prevailing from time to time. The effective interest rates as of June 29, 2002 and June 30, 2001 were 2.7% and 4.8%, respectively. The credit agreement contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. The Company was in compliance with such covenants and as of June 29, 2002, $97,900 was outstanding under this facility. Debt issuance costs incurred in connection with this facility are amortized over the term of the agreement.

In November 2001, the Company entered into a $50,000 Note Purchase Agreement with The Prudential Insurance Company of America. The maturity of long-term debt under this agreement is $10,000 per year beginning November 2004 through November 2008. Under this agreement, the Company will borrow at the Eurodollar rate plus a spread for one year, after which the interest rate will become fixed at 7.23%. This agreement contains various restrictive covenants, which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. The Company was in compliance with such covenants and as of June 29, 2002, $50,000 was outstanding under this agreement. Debt issuance costs incurred in connection with this agreement are amortized over the term of the agreement.

The aggregate maturities of long-term debt for each of the five years subsequent to June 29, 2002, are as follows:

Fiscal Year Ended June
2003	$—
2004	—
2005	107,900
2006	10,000
2007	10,000
Thereafter	20,000

Total long-term debt	$147,900

The Company has $1,146 and $115 outstanding at June 29, 2002 under commercial and standby letters of credit, respectively.

The Company leases facilities and equipment under long-term leases with unrelated parties; several of these qualify as capitalized leases. The future minimum rental commitments for leases of certain facilities and equipment are as follows:

Fiscal Year Ended June	Operating Leases	Capitalized Leases
2003	$4,969	$1,183
2004	4,137	375
2005	3,690	101
2006	3,411	6
2007	2,068	—
Thereafter	87	—

Total minimum lease payments	$18,362	$1,665

Less amount representing interest		105
Present value of net minimum lease payments including current maturities of $1,102		$1,560

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The Company’s investment in equipment under capital leases (net) was $1,389 and $2,676 in 2002 and 2001, respectively.

Total rental expense was $5,898, $7,674 and $6,476 in 2002, 2001 and 2000, respectively. Included in those amounts were payments for properties leased from a former executive officer of $783, $1,174 and $1,035 in 2002, 2001 and 2000, respectively.

5.    Financial Instruments

In order to minimize exposure to fluctuations with respect to foreign currency, the Company may enter into forward exchange rate contracts for the amount of the exposure. At June 29, 2002, the Company had no outstanding forward currency contracts. Gains or losses on those previously closed have been immaterial.

The Company has entered into six interest rate swap agreements with three major commercial banks in order to effectively convert the interest rate of a portion of the Company’s outstanding revolving credit debt from a Eurodollar-based floating rate to a fixed rate. The agreements expire on different dates, and the total notional principal amount decreases over time. Although the Company is exposed to credit and market risk in the event of future non-performance by any of the banks, management has no reason to believe that such an event will occur. Information regarding the agreements as of June 29, 2002 follows:

Notional Principal Amount	Fixed Interest Rate	Fair Value	Agreement Expiration Date
$25,000	6.44%	$(394)	October 19, 2002
25,000	4.69	(354)	December 8, 2002
25,000	6.95	(935)	March 7, 2003
25,000	6.91	(1,275)	July 7, 2003
20,000	5.00	(753)	June 8, 2004
25,000	6.61	(1,732)	July 13, 2004

As of June 29, 2002 and June 30, 2001, the carrying value of all other financial instruments approximated fair value. Within the next twelve months approximately $4,200 of net losses are expected to be reclassified from accumulated other comprehensive income to net income.

6.    Equity Transactions

The Company has issued a stock purchase right to stockholders for each outstanding share of common stock of the Company. Each right becomes exercisable upon the occurrence of certain events, as provided in the Rights Agreement, and entitles the registered holder to purchase from the Company a “Unit” consisting of one one-hundredth of a share of preferred stock at a purchase price of $75.00 per Unit, subject to adjustment to prevent dilution. In addition, upon the occurrence of certain events, the registered holder will thereafter have the right to receive, upon payment of the purchase price, additional shares of common stock and/or cash and/or other securities, as provided in the Rights Agreement. The rights will expire on October 20, 2004. The Company may redeem the rights at a price of $.01 per right. The Company also has authorized but not issued 1,000 shares of $1.00 par value preferred stock.

On October 23, 1998, the Company’s Board of Directors authorized the repurchase of up to 2,000 additional shares of the Company’s common stock over a two year period, replacing an earlier authorization. As of October 20, 2000, the expiration of the 1998 authorization, 1,403 shares had been purchased at a cumulative cost of $33,718. On October 20, 2000, the Company’s Board of Directors had authorized the repurchase of up to

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

2,000 shares, replacing the expiring 1998 authorization. The new authorization expires on October 31, 2003. As of June 29, 2002, 797 shares had been purchased under the October 2000, authorization at a cumulative cost of $12,147.

7.    Stock Options And Awards

At the Company’s October 1997 annual meeting, the stockholders approved the NEBS Key Employee and Eligible Director Stock Option and Stock Appreciation Rights Plan (the “1997 Plan”). The 1997 Plan amended and restated the Company’s 1990 plan and 1994 plan and incorporated the two plans into the 1997 Plan. Under the 1997 Plan, the Company was authorized to issue 1,300 shares of common stock pursuant to the granting of stock options or stock appreciation rights in addition to the shares remaining available for issuance under the 1990 and 1994 option plans (these plans had authorized the issuance of up to 1,200 and 1,000 shares, respectively).

In addition to shares issuable under these plans, the Company approved and adopted the NEBS 2000 Stock Option Plan for PremiumWear Employees (the “2000 Plan”) and the NEBS Stock Option Agreement dated February 2, 1996. Under the 2000 and 1996 Plans, the Company was authorized to issue 105 and 250 shares, respectively, of the Company’s common stock pursuant to the granting of stock options.

Under the terms of the Company’s stock option plans, options are granted to purchase stock at fair market value on the date of the option grant. Options granted have been exercisable in full in terms of up to ten years from the date of grant and the options expire no later than ten years from the date of grant. Generally, the options vest and become exercisable over a four year period. As of June 29, 2002, 2,395 shares of common stock are reserved for issuance under the Company’s stock option plans, of which 2,212 are subject to outstanding options and 183 remain available for future option grants. During fiscal 2000, the Company repurchased outstanding options for 861 shares at a cost of $430 and charged such buyout amount to compensation expense in general and administrative expenses.

Options for 1,396, 1,464 and 1,159 shares were currently exercisable under all option arrangements at June 29, 2002, June 30, 2001 and June 24, 2000, respectively. There were no outstanding stock appreciation rights under any of the plans during 2002, 2001 or 2000.

A summary of activity under the Company’s stock option plans during 2002, 2001, and 2000 follows:

	Number of Shares	Per Share Option Price	Weighted- Average Exercise Price
June 26, 1999	2,191	$14.75 – 33.88	$24.13
Granted	407	14.13 – 27.69	27.35
Repurchased	(861)	25.75 – 33.88	28.34
Exercised	(30)	14.75 – 20.75	17.31
Expired	(98)	15.38 – 33.88	27.96

June 24, 2000	1,609	14.75 – 33.88	22.60

Granted	1,054	15.00 – 20.88	17.28
Exercised	(96)	14.75 – 19.75	15.27
Expired	(142)	15.00 – 30.00	19.74

June 30, 2001	2,425	14.75 – 33.88	20.75

Granted	301	17.50 – 17.89	17.88
Exercised	(343)	14.75 – 27.69	16.94
Expired	(171)	15.00 – 33.06	24.59

June 29, 2002	2,212	14.13 – 33.13	20.61

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The following table presents information with regard to all stock options outstanding at June 29, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$14.13 – 16.63	752	8.16	$16.08	356	$15.65
17.50 – 19.75	498	4.59	18.44	405	18.30
20.13 – 21.50	341	7.15	20.59	129	20.63
25.75 – 33.13	621	5.84	27.86	506	27.67

	2,212	6.38	$20.61	1,396	$21.24

The Company applies APB Opinion No. 25 to account for its various stock plans. Accordingly, pursuant to the terms of the plans, no compensation cost has been recognized for the stock plans. However, if the Company had determined compensation cost for stock option grants made since 1996 under the provisions of SFAS No. 123 (the 1996 date coinciding with the adoption of SFAS No. 123 for disclosure purposes), the Company’s net income and net income per share would have been reduced to the pro forma amounts shown below:

	2002	2001	2000
Net income:
As reported	$22,460	$18,743	$29,358
Pro forma	21,150	16,307	28,462
Net income per diluted share:
As reported	$1.73	$1.43	$2.12
Pro forma	1.63	1.24	2.05

The pro forma net income reflects the compensation cost only for those options granted since 1996. Compensation cost is reflected over a stock option’s vesting period and compensation cost for options granted prior to June 30, 1995 is not considered. Therefore, the full potential impact of compensation cost for the Company’s stock plans under SFAS No. 123 may not be reflected in the pro forma net income amounts presented above.

The fair value of each stock option granted in 2002, 2001 and 2000 under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used to value grants issued for each year:

	Weighted- Average Risk Free Rate	Average Expected Life	Volatility	Dividend Yield
2000	6.20%	5.5 years	21.49%	2.9%
2001	4.73%	5.1 years	33.98%	4.6%
2002	4.14%	5.1 years	33.65%	4.5%

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The weighted-average fair values per share of stock options granted during 2002, 2001 and 2000 were $4.12, $4.11 and $6.41, respectively. It should be noted that the Black-Scholes option pricing model used in the calculation was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years. Management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances.

At the Company’s October 1994 annual meeting, the stockholders approved the New England Business Service, Inc. Stock Compensation Plan (the “Stock Compensation Plan”). Under the Stock Compensation Plan, up to 300 shares of common stock may be issued to the Company’s directors and employees in lieu of cash compensation otherwise payable. At June 29, 2002, 254 shares remain reserved for issuance under the Stock Compensation Plan.

During fiscal years 2001 and 2000, the Company awarded restricted stock to several executive employees under the Stock Compensation Plan. For these awards, which vest after three years, the fair market value of the shares is expensed over the vesting period. The unamortized portion of deferred compensation expense is recorded as a reduction of shareholder’s equity. Recipients of all restricted shares have the right to vote such shares and receive dividends.

8.    Benefit Plans

The Company sponsors several 401(k) plans covering substantially all of the Company’s domestic employees. Contributions to the plans are made by way of participant salary deferrals and Company contributions. Company contributions include combinations of matching, fixed and discretionary contributions, subject to a maximum Company obligation ranging from 4% to 9% of an employee’s eligible pay. The Company’s aggregate contributions to the plans were $7,111 in fiscal 2002, $7,123 in fiscal 2001 and $6,638 in fiscal 2000.

SFAS No. 87, “Employers’ Accounting for Pensions,” requires the accrual of pension benefits during the years an employee provides service to the Company. The Company has a supplemental executive retirement plan which is currently unfunded. Executive employees are eligible to become members of the plan upon designation by the Board of Directors. Benefits under the plan are based on each participant’s annual earnings and years of service. Provision for this benefit is charged to operations over the participant’s term of employment.

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The following table sets forth the plan’s funded status and obligations as of June 29, 2002 and June 30, 2001:

	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$3,075	$1,350
Service cost	296	185
Interest cost	241	119
Plan amendment	93	—
Actuarial loss (excluding assumptions changes)	254	1,280
Actuarial (gain)/loss due to assumptions changes	(124)	141

Benefit obligation at end of year	$3,835	$3,075

Funded status:
Accumulated benefit obligation (“ABO”) in excess of plan assets	$3,835	$3,075
Unrecognized net loss	(1,477)	(1,481)
Unrecognized prior service cost	(689)	(766)

Net benefit liability	$1,669	$828

Amounts recognized in the consolidated balance sheets:
Accrued benefit liability	$2,896	$2,526
Intangible asset	(689)	(766)
Accumulated other comprehensive income	(538)	(932)

Net amount recognized	$1,669	$828

The components of net periodic benefit cost for 2002, 2001 and 2000 are as follows:

	2002	2001	2000
Service cost	$296	$185	$144
Interest cost	241	119	81
Amortization of prior service cost	77	77	77
Recognized actuarial loss (gain)	139	5	(5)

Net periodic benefit cost	$753	$386	$297

For measurement purposes a 4.0% annual rate of increase in compensation cost was assumed in 2002 and 2001.

The weighted average discount rate used in determining the ABO was 7.50% and 7.25% in 2002 and 2001, respectively.

SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires the accrual of postretirement benefits other than pensions (such as health care benefits) during the years an employee provides service to the Company. The Company sponsors a defined benefit postretirement plan that provides health and dental care benefits for retired Company officers and health and insurance benefits for certain PremiumWear, Inc. retirees. The plans are contributory, and retirees’ contributions are adjusted annually.

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The following table sets forth the plans’ funded status and obligations as of June 29, 2002 and June 30, 2001:

	2002	2001
Accumulated postretirement benefit obligation (“APBO”):
Retirees	$1,239	$1,102
Eligible active plan participants	—	—
Other active plan participants	775	499

Total	2,014	1,601
Plan assets at fair value	—	—
Accumulated postretirement benefit obligation in excess of plan assets	2,014	1,601
Unrecognized net gain	218	551

Net postretirement liability (included in accrued employee benefit expense)	$2,232	$2,152

The components of net periodic postretirement benefits cost for 2002, 2001 and 2000 are as follows:

	2002	2001	2000
Service cost	$59	$71	$76
Interest on accumulated postretirement benefit obligation	138	62	68
Amortization of gain	(14)	(41)	(17)

Net periodic postretirement cost	$183	$92	$127

For measurement purposes, a 10.0% annual rate of increase in the cost of providing medical benefits was assumed in 2002 with a reduction to a trend rate of 6% for fiscal 2006 and beyond.

The weighted average discount rate used in determining the APBO was 7.5% in 2002 and 2001.

The health care cost trend has an effect on the amounts reported. An increase of 1% in the rate of increase would have had an effect of increasing the APBO by $262 and the net periodic postretirement benefits cost by $31.

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

9.    Income Taxes

The components of income before income taxes were as follows:

	2002	2001	2000
United States	$38,801	$30,312	$46,166
Foreign	2,193	414	(469)

Total	$40,994	$30,726	$45,697

Provisions for income taxes under SFAS No. 109 in 2002, 2001 and 2000 consist of:

	2002	2001	2000
Currently payable:
Federal	$10,227	$10,884	$15,270
State	639	726	(126)
Foreign.	1,030	405	(268)

Total	11,896	12,015	14,876
Deferred	3,846	(32)	1,463

Total	$15,742	$11,983	$16,339

The tax effects of significant items comprising the Company’s net deferred tax assets as of June 29, 2002 and June 30, 2001 are as follows:

	2002		2001
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets:
Accrued vacation	$1,191		$1,655
Allowance for doubtful accounts	1,804		1,762
Accrued expenses	1,585		3,159
Sales returns and allowances	284		426
Inventory	2,278		2,468
Employee benefit reserves	3,245		3,040
Other comprehensive income	2,694		2,406
Amortization of intangible assets	—	$10,674	—	$8,739
Depreciation	—	3,021	—	2,509
Net operating loss carryforward	—	4,134	—	4,730
Business tax credit carryforward	—	607	—	69
Other	159	498	217	939
Deferred tax liabilities:
Amortization	—	(7,424)	—	(5,153)
Depreciation	—	(9,981)	—	(8,635)
Deferred mail advertising	(1,306)	—	(1,338)	—
Other	(1,915)	(353)	(2,040)	(669)

Net deferred tax assets	$10,019	$1,176	$11,755	$2,529

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Current and non-current amounts have been further segregated on the balance sheet due to the effect of different tax jurisdictions.

As a result of the PremiumWear, Inc. acquisition, the Company has a net operating loss carryforward for regular federal tax purposes of approximately $11,337 which will begin to expire in 2005. The utilization of these losses is subject to an annual limitation as set forth in IRC 382. The maximum amount of net operating losses that may be utilized by the Company in any period is limited to $2,176 per year. In addition, as a result of the acquisition, the Company has general business tax credit carryforwards of $69, which expire between 2002 and 2004.

A reconciliation of the provisions for income taxes to the U.S. Federal income tax statutory rates follows:

	2002	2001	2000
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes (less federal tax benefits)	3.3	2.3	2.3
Letter ruling benefit (less federal tax expense)	—	—	(2.3)
Other—net	.1	1.7	.8

Effective tax rate	38.4%	39.0%	35.8%

The letter ruling benefit shown above is the result of a one-time tax benefit due to a favorable state tax letter ruling received during fiscal year 2000 affecting prior years.

10.    Segment Information

The Company has identified five reportable segments. The first segment is “Direct Marketing-US” and represents those business operations that sell primarily printed products such as checks and business forms to small businesses through direct marketing in the United States. The second segment, “Direct Sales-US”, also sells primarily checks and business forms to small businesses; however, they sell through a direct sales force to the customer in the United States and, to a lesser extent, through distributors. The third segment, “Apparel”, utilizes independent sales representatives to market its specialty apparel products and to solicit orders from customers in the promotional products/advertising specialty industry. “Packaging and Display Products”, the fourth segment, primarily resells packaging and shipping supplies and retail signage marketed through a combination of direct marketing and direct selling efforts. The fifth segment, “International”, sells primarily printed products such as checks and business forms to small businesses in Europe and Canada through direct marketing, distributors or by directly selling to the customer.

The Company evaluates segment performance and allocates resources based on a profit from operations measure. This measure is similar to income from operations as reported on the statements of consolidated income in that it excludes interest and other income and expense. This measure, however, also excludes certain items that are reported within income from operations. These include management incentive compensation, amortization, integration charges, restructuring charges, impairment charges and corporate expenses. The chief operating decision-maker, in assessing segment results, does not consider these items. In order to reconcile the segment numbers to the Company’s income before income taxes, adjustments representing the items listed above totaling $36,734, $49,579 and $33,470 for the years ended June 29, 2002, June 30, 2001 and June 24, 2000, respectively, need to be made to the reported segment results.

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Net sales and profit from operations for each of the Company’s business segments are set forth below:

	Direct Marketing-US	Direct Sales-US	Apparel	Packaging and Display Products	International	Total
2002
Net sales	$282,595	$105,958	$50,592	$78,907	$39,487	$557,539
Profit from operations	63,229	9,237	(1,205)	2,563	3,904	77,728
Adjustments listed above						(36,734)
Income before income taxes						40,994
2001
Net sales	299,919	103,817	56,853	84,355	41,147	586,091
Profit from operations	64,712	6,989	2,677	3,082	2,845	80,305
Adjustments listed above						(49,579)
Income before income taxes						30,726
2000
Net sales	300,667	98,437	—	82,023	41,926	523,053
Profit from operations	66,807	6,616	—	4,097	1,647	79,167
Adjustments listed above						(33,470)
Income before income taxes						45,697

11.    Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income is set forth below:

	Balance	Balance
	June 29, 2002	June 30, 2001
Unrealized gains/losses on investments, net of tax	$(292)	$(188)
Foreign currency translation adjustments, net	(3,618)	(4,059)
Pension adjustments, net of tax	(305)	(542)
Unrealized losses on derivatives held for hedging purposes, net of tax	(3,196)	(2,628)

Total	$(7,411)	$(7,417)

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

12.    Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2002
Net sales	$133,515	$157,532	$132,879	$133,613	$557,539
Gross profit	75,427	89,934	74,358	75,912	315,631
Income before income taxes	7,542	15,178	7,541	10,733	40,994
Net income	1,854	9,349	4,646	6,611	22,460
Diluted earnings per share	$.15	$.73	$.35	$.49	$1.73

Dividends per share	$.20	$.20	$.20	$.20	$.80

2001
Net sales	$141,118	$166,475	$132,857	$145,641	$586,091
Gross profit	78,725	94,596	73,999	81,360	328,680
Income before income taxes	4,630	14,429	5,815	5,852	30,726
Net income	2,824	8,802	3,547	3,570	18,743
Diluted earnings per share	$.21	$.66	$.27	$.28	$1.43

Dividends per share	$.20	$.20	$.20	$.20	$.80

13.    Subsequent Events

In July 2002, the Company exercised a common stock purchase warrant in part and purchased 428 shares of common stock of Advantage Payroll Services, Inc (“Advantage”) for an aggregate purchase price of $5,421. As a result of this additional investment, the Company now owns 2,567 shares or approximately 19.6% of the Advantage common shares outstanding on a fully diluted basis.

On July 24, 2002, a class action lawsuit entitled “OLDAPG, Inc. v. New England Business Service, Inc.” was filed in the Court of Common Pleas of the Ninth Judicial Circuit in and for Charleston County, South Carolina. The named plaintiff in the lawsuit seeks to represent a class consisting of all persons who allegedly received facsimiles containing unsolicited advertising from the Company in violation of the Telephone Consumer Protection Act of 1991 (the “TCPA”). The plaintiff is seeking statutory damages in the amount of $500.00 per individual violation, which amount can be trebled to $1,500.00 for each violation found to have been “willful and knowing”. The plaintiff is also seeking injunctive relief with respect to further violations of the TCPA and attorneys’ fees and costs. The Company believes that it has valid defenses to the claims asserted in the complaint and intends to defend the lawsuit vigorously.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of New England Business Service, Inc.:

We have audited the accompanying consolidated balance sheets of New England Business Service, Inc. and subsidiaries as of June 29, 2002 and June 30, 2001 and the related statements of consolidated income, consolidated stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 29, 2002. Our audits also included the financial statement schedule listed under Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of New England Business Service, Inc. and subsidiaries as of June 29, 2002 and June 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2002 the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, and in 2001 the Company adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity”.

/s/    DELOITTE & TOUCHE LLP

Boston, Massachusetts
July 31, 2002

SCHEDULE II

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in thousands of dollars)

	Balance at Beginning Period	Additions			Deductions from Reserves(2)	Balance at End of Period
		Charged to Income	Other
Reserves deducted from assets to which they apply:
For doubtful accounts receivable:
Year ended June 24, 2000	$4,899	$4,203	$0		$4,065	$5,037
Year ended June 30, 2001	5,037	4,659	422	(1)	4,774	5,344
Year ended June 29, 2002	5,344	4,865	0		5,068	5,141
For inventory obsolescence:
Year ended June 24, 2000	$2,733	$1,008	$0		$1,227	$2,514
Year ended June 30, 2001	2,514	8,736	1,700	(1)	7,355	5,595
Year ended June 29, 2002	5,595	6,749	0		6,711	5,633
Reserves included in liabilities:
For sales returns and allowances:
Year ended June 24, 2000	$985	$1,059	$0		$985	$1,059
Year ended June 30, 2001	1,059	1,021	80	(1)	1,059	1,101
Year ended June 29, 2002	1,101	787	0		1,101	787

(1)	Acquired in acquisitions.
(2)	Accounts written off.

EXHIBIT INDEX

Exhibit Number	Description

3.1.1	Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 7(a) to the Company’s Current Report on Form 8-K dated October 31, 1986.)

3.1.2
Certificate of Merger of New England Business Service, Inc. (a Massachusetts corporation) and the Company, dated October 24, 1986 amending the Certificate of Incorporation of the Company by adding Articles 14 and 15 thereto. (Incorporated by reference to Exhibit 7(a) to the Company’s Current Report on Form 8-K dated October 31, 1986.)

3.1.3
Certificate of Designations, Preferences and Rights of Series A Participating Preferred Stock of the Company, dated October 27, 1989. (Incorporated by reference to Exhibit (3)(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.)

3.2	By-Laws of the Registrant, as amended through August 2, 2002; filed herewith.

4.1
Specimen stock certificate for shares of Common Stock, par value $1.00 per share. (Incorporated by reference to Exhibit (4)(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.)

4.2
Amended and Restated Rights Agreement, dated as of October 27, 1989 as amended as of October 20, 1994 (the “Rights Agreement”), between New England Business Service, Inc. and Fleet National Bank (formerly known as BankBoston, N.A.), as rights agent, including as Exhibit B the forms of Rights Certificate and Election to Exercise. (Incorporated by reference to Exhibit 4 of the Company’s Current Report on Form 8-K dated October 20,1994.)

10.1.1
Second Amended and Restated Revolving Credit Agreement dated as of July 13, 2001 by and among the Company, Fleet National Bank, and certain other financial institutions. (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.)

10.1.2
First Amendment to Second Amended and Restated Revolving Credit Agreement dated as of October 24, 2001 by and between the Company, Fleet National Bank, and certain other financial institutions. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001.)

10.1.3
Second Amendment to Second Amended and Restated Revolving Credit Agreement dated as of April 26, 2002 by and among the Company, Fleet National Bank, and certain other financial institutions. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002.)

10.2
Note Purchase Agreement dated as of November 9, 2001 by and between the Company and The Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001.)

10.3.1
Lease Agreement dated as of March 31, 1997, relating to 33 Union Avenue, Sudbury, Massachusetts (“33 Union Avenue Lease”). (Incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.)

10.3.2
Amendment No. 1 to 33 Union Avenue Lease dated as of January 28, 1988. (Incorporated by reference to Exhibit 10.3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.)

10.3.3
Assignment and Assumption Agreement as of September 27, 1999 relating to 33 Union Avenue Lease. (Incorporated by reference to Exhibit 10.3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.)

Exhibit Number	Description

10.4
Lease Agreement dated as of June 3, 1998, relating to 1055 East State Street, Athens, Ohio. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.)

10.5
Agreement and Plan of Merger, dated as of May 26, 2000, among the Company, Penguin Sub, Inc. and PremiumWear, Inc. (Incorporated by reference to Exhibit (d)(1) to the Company’s Schedule TO dated June 9, 2000.)

10.6*
NEBS 1997 Key Employee and Eligible Director Stock Option and Stock Appreciation RightsPlan dated July 25, 1997 (including amendment and restatement of the NEBS 1990 Key Employee Stock Option and Stock Appreciation Rights Plan and the NEBS 1994 Key Employee and Eligible Director Stock Option and Stock Appreciation Rights Plan), amended through October 23, 1998. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1998.)

10.7*
Stock Option Agreement dated February 2, 1996 between the Company and Robert J. Murray. (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 1998.)

10.8*	NEBS Deferred Compensation Plan for Outside Directors. (Incorporated by reference to Exhibit (10)(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 1982.)

10.9.1*
New England Business Service, Inc. Deferred Compensation Plan dated June 25, 1994.
(Incorporated by reference to Exhibit (10)(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.)

10.9.2*
First Restated Trust Agreement for the New England Business Service, Inc. Deferred Compensation Plan, restated effective April 1, 1998. (Incorporated by reference to Exhibit 10.11.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 1998.)

10.10.1*
Supplemental Retirement Plan for Executive Employees of New England Business Service, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1998.)

10.10.2*
First Amendment to the Supplemental Executive Retirement Plan for Executives of New England Business Service, Inc., effective October 26, 2001. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001).

10.10.3*	Second Amendment to the Supplemental Executive Retirement Plan for Executives of New England Business Service, Inc. effective August 2, 2002; filed herewith.

10.11*
New England Business Service, Inc. Stock Compensation Plan dated July 25, 1994, amended through October 23, 1998. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1998.)

10.12*
Form of Restricted Stock Award Agreement issuable under the Company’s Stock Compensation Plan in connection with the Executive Bonus Plan for 2000 (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 1999.)

10.13	Form of Restricted Stock Award Agreement issuable under the Company’s Stock Compensation Plan in connection with the Executive Bonus Plan for 2002; filed herewith.

10.14
Form of Restricted Stock Award Agreement issuable under the Company’s Stock Compensation Plan in connection with the FY 2002 NEBS Performance Restricted Stock Plan. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.)

Exhibit Number	Description

10.15*	Executive Bonus Plan for 2003; filed herewith.

10.16*	Performance Restricted Stock Bonus Plan for 2003; filed herewith.

10.17*
Change in Control Severance Agreement dated August 2, 2001 between the Company and Robert J. Murray. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.)

10.18.1*
Form of Change in Control Severance Agreement between the Company and certain executive officers of the Company. (Incorporated by reference to Exhibit 10.15.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.)

10.18.2*	List of executive officers of the Company who have entered into Change in Control Severance Agreements and the dates thereof; filed herewith.

10.19*
Employment Agreement dated May 26, 2000 between PremiumWear, Inc. and David E. Berg. (Incorporated by reference to Exhibit 99.4 (a) to the Current Report on Form 8-K dated May 26, 2000 of PremiumWear, Inc. (File No. 000-28501)).

10.20.1*
Amended and Restated Change in Control Severance Agreement dated as of May 22, 2000 between PremiumWear, Inc. and David E. Berg. (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K dated May 26, 2000 of PremiumWear, Inc. (File No. 000-28501)).

10.20.2*
First Amendment to Amended and Restated Change in Control Severance Agreement dated as of May 26, 2000 between PremiumWear, Inc. and David E. Berg. (Incorporated by reference to Exhibit 99.5 (a) to the Current Report on Form 8-K dated May 26, 2000 of PremiumWear, Inc. (File No. 000-28501)).

10.21*
NEBS 2000 Stock Option Plan for PremiumWear Employees dated July 14, 2000. (Incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 (File No. 333-43028), filed on August 4, 2000).

10.22*
Employment Agreement dated June 29, 2001 between the Company and Richard T. Riley. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.)

10.23*	Form of Promissory Note dated June 22, 2001 between the Company and Richard T. Riley; filed herewith.

21	List of Subsidiaries.

23	Independent Auditors Consent—Deloitte & Touche LLP.

24	Power of Attorney (included in the signature page of this Annual Report on Form 10-K).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.