Form 10-Q
period 2002-09-28
NEW ENGLAND BUSINESS SERVICE INC
filed 2002-11-12
CIK 205700

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the period ended September 28, 2002.

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

The number of common shares of the Registrant outstanding on November 12, 2002 was 13,095,058.

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements
----------------------------

                       NEW ENGLAND BUSINESS SERVICE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)


                                                 Sept. 28,        June 29,
                                                     2002            2002
                                                   --------       --------
ASSETS
Current Assets
  Cash and cash equivalents                        $  6,784       $  6,112
  Accounts receivable, net                           55,247         55,738
  Inventories, net                                   35,432         34,095
  Direct mail advertising materials, net
   and prepaid expenses                              19,406         13,374
  Deferred income tax benefit                        11,863         13,240
                                                   --------       --------
     Total current assets                           128,732        122,559
Property and Equipment, net                          72,541         73,602
Property Held for Sale                                  328            328
Deferred Income Tax Benefit                          19,356         18,934
Goodwill and Other Intangible Assets, net           117,913        119,848
Long-Term Investment                                      -         30,521
Other Assets                                          2,997          3,130
                                                   --------       --------
TOTAL ASSETS                                       $341,867       $368,922
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                 $ 16,836       $ 16,858
  Accrued expenses                                   45,075         48,126
  Obligations under capital lease-current portion       901          1,102
                                                   --------       --------
     Total current liabilities                       62,812         66,086
Long-Term Debt                                      118,325        148,358
Deferred Income Taxes                                17,981         17,758

STOCKHOLDERS' EQUITY
  Common stock                                       15,882         15,829
  Additional paid-in capital                         58,995         57,885
  Unamortized value of restricted stock awards       (1,011)           (62)
  Accumulated other comprehensive loss               (5,942)        (7,411)
  Retained earnings                                 130,270        125,905
                                                   --------       --------
     Total                                          198,194        192,146
Less Treasury stock, at cost                        (55,445)       (55,426)
                                                   --------       --------
Stockholders' Equity                                142,749        136,720
                                                   --------       --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $341,867       $368,922
                                                   ========       ========

See Notes to Condensed Consolidated Financial Statements

                             NEW ENGLAND BUSINESS SERVICE, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (In thousands, except per share data)

                                                Three Months Ended
                                              Sept. 28,  Sept. 29,
                                                 2002       2001
                                               --------   --------
NET SALES                                      $128,851   $133,515
COST OF SALES                                    54,279     58,137
                                               --------   --------
GROSS PROFIT                                     74,572     75,378
OPERATING EXPENSES:
  Selling and advertising                        43,999     46,497
  General and administrative                     19,317     18,042
                                               --------   --------
     Total operating expenses                    63,316     64,539
INCOME FROM OPERATIONS                           11,256     10,839
OTHER INCOME/(EXPENSE):
  Interest income                                    32         50
  Interest expense                               (3,077)    (3,347)
  Loss on settlement of interest rate swaps      (3,211)         -
  Gain on sale of long-term investment            6,322          -
                                               --------   --------
INCOME BEFORE INCOME TAXES                       11,322      7,542
PROVISION FOR INCOME TAXES                        4,348      2,896
                                               --------   --------
INCOME BEFORE THE EFFECT OF A CHANGE
  IN ACCOUNTING PRINCIPLE                         6,974      4,646
                                               --------   --------
EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE            -     (2,792)
                                               --------   --------
NET INCOME                                     $  6,974   $  1,854
                                               ========   ========
PER SHARE AMOUNTS:
Basic Earnings Per Share Before the Effect
  of a Change in Accounting Principle          $    .54   $    .37
                                               ========   ========
Effect of a Change in Accounting Principle     $    .00   $   (.22)
                                               --------   --------
Basic Earnings Per Share                       $    .54   $    .15
                                               ========   ========
Diluted Earnings Per Share Before the Effect
  of a Change in Accounting Principle          $    .52   $    .37
                                               ========   ========
Effect of a Change in Accounting Principle     $    .00   $   (.22)
                                               --------   --------
Diluted Earnings Per Share                     $    .52   $    .15
                                               ========   ========
Dividends                                      $    .20   $    .20
                                               ========   ========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING        13,025     12,541
  Plus incremental shares from assumed
  conversion of stock options and
  contingently returnable shares                    360        167
                                               --------   --------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING      13,385     12,708
                                               ========   ========

See Notes to Condensed Consolidated Financial Statements

                     NEW ENGLAND BUSINESS SERVICE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)

                                                       Three Months Ended
                                                    Sept. 28,     Sept. 29,
                                                      2002          2001
                                                     --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                           $  6,974      $  1,854
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation                                          5,017         4,633
  Amortization                                          1,784         2,247
  (Gain)/Loss on disposal of asset                         (2)            4
  Gain on sale of long-term investment                 (6,322)            -
  Change in accounting principle                            -         2,792
  Provision for losses on accounts receivable           1,507         1,175
  Deferred Grants                                          (2)            -
  Employee benefit charges                                214         1,318
Changes in assets and liabilities:
  Accounts receivable                                  (1,186)       (1,891)
  Inventories and prepaid expenses                     (6,982)       (5,016)
  Accounts payable                                        (11)          456
  Income taxes payable                                  2,100         1,489
  Accrued expenses                                     (2,039)         (968)
                                                     --------      --------
    Net cash provided by operating activities           1,052         8,093

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                    (4,124)       (3,835)
Purchase of long-term investment                       (5,421)      (17,652)
Proceeds from sale of long-term investment             42,264             -
Proceeds from sale of equipment                            11             -
                                                      --------      --------
    Net cash provided by/(used in)
     investing activities                              32,730       (21,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                     (52,734)       (6,359)
Proceeds from borrowings, net of issuance costs        22,498        20,261
Proceeds from issuance of common stock                      6           762
Dividends paid                                         (2,609)       (2,506)
                                                     --------      --------
    Net cash provided by/(used in)
     financing activities                             (32,839)       12,158

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (271)          (98)
                                                     --------      --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                   672        (1,334)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          6,112         7,154
                                                     --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  6,784      $  5,820
                                                     ========      ========

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1. Basis of Presentation/Accounting Policies
--------------------------------------------
  The condensed consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods reflected. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, and the Independent Auditors' Report in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2002. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2002. The Company has consistently followed those policies in preparing this report. The results from operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year.

   Certain reclassifications have been made to the comparative periods so as to be in conformity with the current quarter presentations.

2. Restructuring and Impairment of Assets
----------------------------------------

 During fiscal year 2001, the Company undertook two distinct restructuring actions. The first resulted in a restructuring charge of $3,500 in fiscal year
2001 and an additional charge of $1,023 in fiscal year 2002 to provide for costs primarily associated with the Company's decision to more closely align its direct marketing and direct sales activities. As part of the restructuring program, the McBee US headquarters was relocated from Parsippany, New Jersey to the existing RapidForms facility in Thorofare, New Jersey. In addition, the McBee manufacturing plant in Damascus, Virginia was closed and a portion of leased warehousing space occupied by Chiswick in Sudbury, Massachusetts was vacated. In Canada, the McBee sales and marketing organizations were combined with NEBS Direct Marketing and are operating under the NEBS name. Approximately
140 employees were affected by the restructuring either through elimination of their positions or relocation.

  The second restructuring action resulted in the Company recording an additional restructuring charge in fiscal year 2001 of $3,645 and a credit of $(323) in fiscal year 2002 to provide for costs associated with the Company's decision to eliminate excess capacity by closing a manufacturing facility in Ogden, Utah and a leased distribution facility in Sudbury, Massachusetts, along with other actions to reduce the workforce in various locations. Approximately
175 employees were affected by this restructuring, either through elimination of their positions or relocation. The following is a table of the charges incurred and the cash paid in fiscal 2003 pursuant to these actions:


                   First Restructuring    Second Restructuring
                                          Employee
                         Facility       termination   Facility
                         closure costs  benefit costs closure costs      Total
Three Months Ended       -------------  ------------- -------------    ---------
  Sept. 28, 2002

Balance
  June 29, 2002          $1,038         $  166         $451            $1,655

Payments
 for the period             (87)           (48)        (423)             (558)
                          ------         ------        ------           ------
Balance
 Sept. 28, 2002          $  951         $  118        $  28            $1,097
                         ======         =======        ======           ======

  The activities related to all restructuring actions identified above are anticipated to be completed by the Company during fiscal year 2003 with the exception of lease payments, which may extend beyond this time frame.

3. Inventories
--------------
  Inventories are carried at the lower of first-in, first-out cost or market. Inventories at September 28, 2002 and June 29, 2002 consisted of:


                                            Sept.28,       June 29,
                                              2002           2002
                                             -------        -------
  Raw Material                               $ 1,669        $ 1,709
  Work in Process                                 72            124
  Finished Goods                              33,691         32,262
                                              ------        -------
  Total                                      $35,432        $34,095
                                             =======        =======

4. Long-Term Investment
-----------------------


    In July 2002, the Company invested $5,421 in the common stock of Advantage Payroll Services, Inc. ("Advantage") through the exercise of warrants. This investment was in addition to the Company's holdings at June 29, 2002. In September 2002, Advantage merged with Paychex, Inc. At closing, the Company received the first payment of proceeds from the merger transaction of $42,264 and the Company recognized a $6,322 gain on the sale of its long-term investment. Subject to certain potential post-closing adjustments, the Company expects to receive up to another $5,100 in proceeds during the fiscal year, which would result in an additional gain.

     In addition to paying down floating rate debt, the Company used the proceeds to terminate two interest rate swap agreements with a notional amount of $50,000 with two commercial banks. These interest rate swaps were no longer needed to hedge the reduced level of the Company's floating rate debt. The Company was required to make a termination payment equivalent to its fair value of $3,211. This amount, which was reclassed from other comprehensive income to other expense, represents a loss on settlement of interest rate swaps to terminate the agreements.


5. Goodwill and Other Intangible Assets
------------------------------------------

     In the first quarter of fiscal 2002 SFAS No. 142 "Goodwill and Other Intangible Assets" was adopted. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets.

   In   applying  SFAS  No.  142,  the  Company  completed  the  transitional intangible asset impairment test by determining the carrying amount of its various reporting units and comparing that with their fair value, determined by using a multiple of earnings before interest, taxes, depreciation and amortization. As a result, the Company recognized an impairment charge to write off goodwill in the amount of $2,792 relating to its European business within its International business segment. The impairment loss is recognized in the condensed consolidated statements of income under the caption "Effect of a Change in Accounting Principle". The Company completed the fiscal 2002 annual intangible asset impairment test for all reporting units as of April 27, 2002. The Company determined there was no impairment as of the measurement date.


Intangible assets consist of the following:

                                       June 29,                        Sept. 28,
                                        2002                            2002
                                      ----------                        ---------
                         Gross Carrying   Accumulated    Gross Carrying    Accumulated
                           Amount         Amortization     Amount          Amortization
                         -------------    ------------   --------------    ------------
Intangible assets with
     defined lives:
 Customer lists               $46,327         $36,562          $46,327         $38,006
 Covenant not to compete        1,183           1,183            1,183           1,183
 Debt issue costs               2,729           1,209            2,731           1,374
 Long-term contracts            5,300             663            5,300             746
 Bank referral agreements       7,400           1,511            7,400           1,603
Intangible assets with
      indefinite lives:
 Tradenames                    32,800           2,727           32,800           2,727
                              --------        --------         --------        --------
Total intangible assets       $95,739         $43,855          $95,741         $45,639
                              ========        ========         ========        ========









Changes in the carrying amount of goodwill (net) for the three months ended
September 28, 2002, by segment are as follows:

                       June 29,                    Sept. 28,
                        2002        Adjustments     2002
                       --------    ------------   ----------

Direct Marketing-US    $24,237              -     $24,237
Direct Sales-US          7,501              -       7,501
Apparel                  9,624              -       9,624
Packaging and
  Display Products      23,246              -      23,246
International            3,356        $  (153)      3,203
                       --------       --------    --------
Total                  $67,964        $  (153)    $67,811
                       ========       ========    ========

  The adjustment of $153 in the International segment is the effect of the change in foreign currency translation rates.

  Amortization of intangible assets for the three months ended
September 28, 2002 was $1,784. Estimated amortization of intangible assets for fiscal years 2003, 2004, 2005, 2006 and 2007, without consideration of any other increases or decreases in the balance of the assets, is $7,134, $5,434, $759, $752 and $749, respectively.


6. Comprehensive Income and Accumulated Other Comprehensive Income
-------------------------------------------------------------------

  Other Comprehensive Income consists of foreign currency translation adjustments, pension adjustments, unrealized gains and losses on investments and changes in the fair market value of cash flow hedges. The Company's comprehensive income is set forth below:

                                              Three Months Ended
                                            Sept. 28,     Sept. 29,
                                             2002          2001
                                            -----------   ---------
Net Income                                 $ 6,974       $ 1,854

Changes in:

Unrealized losses
   on investments,
   net of tax                                  159           (41)

Foreign currency
   translation adjustments, net               (766)         (558)

Unrealized gains/(losses) on derivatives
   held for hedging purposes, net of tax     2,076        (2,057)
                                            -------       -------
Comprehensive income/(loss)                $ 8,443        $ (802)
                                            =======       =======



The Company's accumulated other comprehensive income is set forth below:

                                           Balance       Balance
                                           Sept. 28,     June 29,
                                            2002 2002
                                          ---------    ----------
Unrealized losses
   on investments,
   net of tax                              $  (133)   $  (292)
Foreign currency
   translation adjustments, net             (4,384)    (3,618)
Pension adjustments, net of tax               (305)      (305)
Unrealized gains/(losses) on derivatives
   held for hedging purposes, net of tax    (1,120)    (3,196)
                                           --------    -------
Total                                      $(5,942)   $(7,411)
                                           ========    =======

7. Financial Information by Business Segment
--------------------------------------------
     The Company has identified five reportable segments. The first segment is "Direct Marketing-US" and represents those business operations that sell primarily printed products such as checks and business forms to small businesses through direct marketing in the United States. The second segment, "Direct Sales-US", also sells primarily checks and business forms to small businesses; however, they sell through a direct sales force to the customer in the United States and, to a lesser extent, through distributors. The third segment, "Apparel", utilizes independent sales representatives to market its specialty apparel products and to solicit orders from customers in the promotional products/advertising specialty industry. "Packaging and Display Products", the fourth segment, primarily resells packaging and shipping supplies and retail signage marketed through a combination of direct marketing and direct selling efforts. The fifth segment, "International", sells primarily printed products such as checks and business forms to small businesses in Europe and Canada through direct marketing, distributors or by directly selling to the customer.

     The Company evaluates segment performance and allocates resources based on a profit from operations measure. This measure is similar to income from operations as reported on the condensed consolidated statement of income in that it excludes interest and other income and expense. This measure, however, also excludes certain items that are reported within income from operations. These include management incentive compensation, amortization, integration charges, restructuring charges, impairment charges investment gains and corporate expenses. The chief operating decision-maker, in assessing segment results, does not consider these items. In order to reconcile the segment numbers to the Company's income before income taxes, adjustments representing the items listed above totaling $6,162 and $8,794 for the three months ended September 28, 2002 and September 29, 2001, respectively, need to be made to the reported segment results.



     Net sales and profit from operations for each of the Company's business segments are set forth below:


                                                     Packaging and
              Direct       Direct                    Display
              Marketing-US Sales-US     Apparel      Products     International   Total
              -----------  -----------  -----------  -----------  -------------   ------

Three months ended
Sept. 28, 2002
  Net sales   $63,886      $26,546      $ 9,758       $19,629       $ 9,032       $128,851
  Profit from
   operations  14,967        2,356         (708)          419           450         17,484
  Less
   adjustments
   listed above                                                                      6,162
  Income before
   income taxes                                                                   $ 11,322




Three months ended
Sept. 29, 2001
  Net sales    $66,789     $25,720      $11,846       $19,525       $ 9,635       $133,515
  Profit from
   operations   14,138       1,403           11           306           478         16,336
  Less
   adjustments
   listed above                                                                      8,794
  Income before
   income taxes                                                                   $  7,542


8. New Accounting Pronouncements
-------------------------------


     In July 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121 on the same topic and the accounting and certain reporting provisions of APB Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as defined in that Opinion). This Statement also amends Accounting Research Bulletin ("ARB") 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted this Statement in the first quarter of fiscal 2003. The implementation of this Statement did not impact the Company's consolidated financial statements.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Consensus No. 94-3,
"Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a
Restructuring)". The Company will adopt this Statement in fiscal 2003. Management believes that the impact of this Statement on its consolidated financial statements will not be material.


9. Contingencies
-----------------

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

   On July 24, 2002, a class action lawsuit entitled "OLDAPG, Inc. v. New England Business Service, Inc." was filed in the Court of Common Pleas of the Ninth Judicial Circuit in and for Charleston County, South Carolina. The named plaintiff in the lawsuit seeks to represent a class consisting of all persons who allegedly received facsimiles containing unsolicited advertising from the Company in violation of the Telephone Consumer Protection Act of 1991 (the "TCPA"). The plaintiff is seeking statutory damages in the amount of $500.00 per individual violation, which amount can be trebled to $1,500.00 for each violation found to have been "willful and knowing". The plaintiff is also seeking injunctive relief with respect to further violations of the TCPA and attorneys' fees and costs. The Company believes that it has valid defenses to the claims asserted in the complaint and intends to defend the lawsuit vigorously.

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

Results of Operations
---------------------

 Net sales decreased $4.6 million or 3.5% to $128.9 million in the first quarter of fiscal year 2003 from $133.5 million in last year's first quarter. The sales change included decreases of approximately $2.9 million in the Direct Marketing-US segment and $2.0 million in the Apparel segment and are attributable to the economic slowdown and reduction in discretionary business spending by corporate customers, respectively. A decrease of $.6 million in the International segment was principally due to the timing of shipments. These decreases were offset by an increase of $.8 million and $.1 million in sales of the Company's Direct Sales-US segment which is benefiting from direct marketing strategies and Packaging and Display Segments which is benefiting from an economic stabilization of the manufacturing market, respectively.

 For the first quarter of fiscal year 2003, cost of sales declined to 42.1% of sales from 43.5% in last year's comparable period. The Company benefited from favorable channel and product mix which includes a lower percentage of Apparel sales, this segment has higher cost of sales as a percentage of sales. In addition, manufacturing efficiencies, partly as a result of past integration activities, offset the impact of the decrease in sales on cost of sales. Cost of sales as a percent of sales is expected to increase slightly for the remainder of the fiscal year.*


 Selling and advertising expense decreased to 34.2% of sales in the first quarter of fiscal year 2003 as compared to 34.8% of sales in last year's comparable quarter. The decrease was mainly due to reduced direct mail spending from more efficient mailing strategies. In addition, cost management and lower amortization expense favorably impacted selling and advertising expense for the current period. Selling and advertising expense as a percentage of sales is expected to be slightly lower for the remainder of the fiscal year.*

 General and administrative expense increased to 15.0% of sales in the first quarter of fiscal year 2003 from 13.5% of sales in last year's comparable quarter due to higher incentive compensation, legal costs and realized losses on deferred compensation investments in the first quarter in fiscal year 2003 as compared to last year's comparable quarter. General and administrative expense as a percent of sales is expected to be slightly lower for the remainder of the fiscal year.*

During fiscal year 2001, the Company undertook two separate restructuring actions. The first resulted in a restructuring charge of $3.5 million in fiscal year 2001 and an additional charge of $1.0 million in fiscal year 2002 to provide for costs primarily associated with the Company's decision to more closely align its direct marketing and direct sales activities. As part of the restructuring program, the McBee US headquarters was relocated from Parsippany, New Jersey to the existing RapidForms facility in Thorofare, New Jersey. In addition, the McBee manufacturing plant in Damascus, Virginia was closed and a portion of leased warehousing space occupied by Chiswick in Sudbury, Massachusetts was vacated. In Canada, the McBee sales and marketing organizations were combined with NEBS Direct Marketing and are operating under the NEBS name. Approximately 140 employees were affected by the restructuring either through elimination of their positions or relocation.

     The second restructuring action resulted in the Company recording an additional restructuring charge in fiscal year 2001 of $3.6 million and a credit of $.3 million in fiscal year 2002 to provide for costs associated with the Company's decision to eliminate excess capacity by closing a manufacturing facility in Ogden, Utah and a leased distribution facility in Sudbury, Massachusetts, along with other actions to reduce the workforce in various locations. Approximately 175 employees were affected by the restructuring, either through elimination of their positions or relocation. The following is a table of the charges incurred and the cash paid in fiscal 2003 pursuant to these actions (in thousands of dollars):

                  First Restructuring       Second Restructuring
                                          Employee
                       Facility          termination   Facility
                     closure costs       benefit costs closure costs      Total
Three Months Ended   -------------       ------------- -------------    --------

  Sept. 28, 2002

Balance
  June 29, 2002      $1,038             $  166        $ 451            $1,655

Payments
 for the period         (87)               (48)        (423)             (558)
                      ------            -------        ------           ------
Balance
 Sept. 28, 2002      $  951             $  118        $  28            $1,097
                     =======            =======        ======           ======

     The activities related to all restructuring actions identified above are anticipated to be completed by the Company during fiscal year 2003 with the exception of lease payments, which may extend beyond this time frame.


  Interest expense was 2.4% of sales in the first quarter of fiscal year 2003 as compared to 2.5% of sales in the prior year's comparable period. An overall decrease in the average balance of debt outstanding was offset by an increase in the average interest rate in the first quarter of fiscal year 2003 as compared to the same period last year.

 The provision for income taxes as a percentage of pre-tax income was 38.4% for the first quarter of fiscal years 2003 and 2002.

Critical Accounting Policies

   The Company's discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, bad debts, inventories, intangible assets, and income taxes. Estimates and judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant estimates and judgments used in preparation of its consolidated financial statements.

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

     Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, inventories, property, plant and equipment, investments, capitalized software, goodwill, deferred mail costs and intangible and other assets. Asset valuation is governed by various accounting principles, including Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets, SFAS No. 142 "Goodwill and Other Intangible Assets" and Accounting Research Bulletin No. 43, among others. Management uses a variety of factors to assess valuation, depending on the asset. For example, accounts receivable are evaluated based upon an aging schedule. The recoverability of inventories is based upon the types and levels of inventory held. Property, plant and equipment, capitalized software and intangible and other assets are evaluated utilizing various factors, including the expected period the asset will be utilized, forecasted cash flows, the cost of capital and customer demand. Investments are evaluated for impairment based upon market conditions and the viability of the investment. Changes in judgments on any of these factors could impact the value of the asset.

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

New Accounting Pronouncements


   In July 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121 on the same topic and the accounting and certain reporting provisions of APB Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as defined in that Opinion). This Statement also amends Accounting Research Bulletin ("ARB") 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted this Statement in the first quarter of fiscal 2003. The implementation of this Statement did not impact the Company's consolidated financial statements.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues ask Force Consensus No. 94-3,
"Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a
Restructuring)". The Company will adopt this Statement in fiscal 2003. Management believes that the impact of this Statement on its consolidated financial statements will not be material.

Liquidity and Capital Resources
-------------------------------

    Cash provided by operating activities for the three months ended September 28, 2002 was $ 1.1 million and represented a decrease of $7.0 million from the $8.1 million provided in the comparable period last year. This decrease in cash provided by operating activities was due to the impact of the after tax cost of terminating interest rate swaps during the quarter and income taxes related to the gain on the sale of equity interests in Advantage Payroll Services, Inc., as well as the benefit from a higher inventory reduction in last year's first quarter than this year.

    Working capital at September 28, 2002 totaled $65.9 million, including $6.8 million of cash and short-term investments. At June 29, 2002, working capital was $56.5 million, including cash and short term investments of $6.1 million. The increase in working capital is primarily the result of higher mail and product inventory due to the anticipated sales of seasonal products in the Company's second quarter.

    Capital expenditures for the three months ended September 28, 2002 were $4.1 million versus $3.8 million expended during last year's comparable period. Capital expenditures in the first three months of fiscal year 2003 included improvements in our information system's infrastructure and investments to enhance manufacturing capability. The Company anticipates that total capital outlays will approximate $16.0 million in fiscal year 2003, which will include additional planned improvements in our information system's capabilities and investments to enhance manufacturing capability.*

     In July 2002, the Company invested $5.4 million in the common stock of Advantage Payroll Services, Inc. ("Advantage") through the exercise of warrants. This investment was in addition to the Company's holdings at June 29, 2002. In September 2002, Advantage merged with Paychex, Inc. At closing, the Company received the first payment of proceeds from the merger transaction of $42.3 million and the Company recognized a $6.3 million gain on the sale of its long-term investment. Subject to certain potential post-closing adjustments, the Company expects to receive up to another $5.1 million in proceeds during the fiscal year, which would result in an additional gain.

     In addition to paying down floating rate debt, the Company used the proceeds to terminate two interest rate swap agreements with a notional amount of $50.0 million with two commercial banks. These interest rate swaps were no longer needed to hedge the reduced level of the Company's floating rate debt. The Company was required to make a termination payment equivalent to its fair value of $3.2 million. This amount, which was reclassed from other comprehensive income to other expense, represents a loss on settlement of interest rate swaps to terminate the agreements.



     There were no repurchases of the Company's common stock during fiscal years 2003 and 2002.

      In addition to its present cash and short-term investment balances, the Company has consistently generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. The Company currently has a committed, unsecured, revolving credit agreement for $200 million. The credit agreement contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. The Company is in compliance with these covenants. At September 28, 2002, the Company had $68.0 million outstanding under this arrangement.

     In November 2001, the Company entered into a $50 million Note Purchase Agreement with The Prudential Insurance Company of America. Under this agreement, the Company will borrow at the Eurodollar rate plus a spread for one year, after which the interest rate will be fixed at a rate of 7.23%. This agreement contains various restrictive covenants, which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. The Company is in compliance with these covenants. At September 28, 2002, the Company had $50 million outstanding under this arrangement.

     In order to effectively fix the interest rate on a portion of the debt outstanding under the revolving credit agreement, the Company has entered into four interest rate swap agreements with three of the banks party to the credit agreement. These swap agreements contain notional principal amounts and other terms (including rate of interest paid and received and maturity date) determined with respect to the Company's forecasts of future cash flows and borrowing requirements. During the first quarter fiscal year 2002, the Company terminated two interest rate swaps at a pretax cost of $3.2 million. At September 28, 2002 the notional principal amount outstanding under the interest rate swap agreements totaled $95.0 million. In the first quarter of fiscal years 2003 and 2002, there were no amounts transferred from other comprehensive income to earnings related to the Company's swaps as the ineffective portion of the swaps was insignificant.

    The Company anticipates that its current cash on hand, cash flow from operations and additional availability under the revolving credit agreement will be sufficient to meet the Company's liquidity requirements for its operations and capital expenditures during fiscal year 2003.* However, the Company may pursue additional acquisitions from time to time, such as the acquisitions mentioned in the Overview section of Management's Discussion and Analysis, which would likely be funded through the use of available cash, issuance of stock, obtaining of additional credit, or any combination thereof.*

Certain Factors That May Affect Future Results
------------------------------------------------------------------

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

   Declining response rates to the Company's catalogs and other direct mail promotional materials could reduce our sales and profits.

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

  We use a limited number of vendors to provide key services to our business. Examples of this are as follows:

  - we use MCI WorldCom and Qwest Communications International to provide a majority of the toll-free telephone lines for our direct marketing business,

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

   We purchase a majority of our apparel products from "full package" manufacturers outside the United States. In most cases, these same manufacturers supply other apparel companies, many of which are significantly larger than our apparel business and are able, when necessary, to secure preferential treatment from the manufacturers. The availability of product from these manufacturers can also be adversely affected by social, political and economic conditions in their respective regions. Any significant disruption in our relationships with our current manufacturers could adversely affect our apparel business to the extent we cannot readily find alternative sources of supply at comparable levels of price and quality.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------
    The Company is exposed to a number of market risks, primarily the effects of changes in foreign currency exchange rates and interest rates. Investments in and loans and advances to foreign subsidiaries and branches, and their resultant operations, denominated in foreign currencies, create exposures to changes in exchange rates. The Company's utilization of its revolving line of credit (which carries a variable interest rate) creates an exposure to changes in interest rates. The effect, however, of changes in exchange rates and interest rates on the Company's earnings generally has been small relative to other factors that also affect earnings, such as business unit sales and operating margins. For more information on these market risks and financial exposures, see the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended June 29, 2002. The Company does not hold or issue financial instruments for trading, profit or speculative purposes.

  In order to effectively convert the interest rate on a portion of the Company's debt from a Eurodollar-based floating rate to a fixed rate, the Company has entered into interest rate swap agreements with major commercial banks. Although the Company is exposed to credit and market risk in the event of future nonperformance by any of the banks, management has no reason to believe that such an event will occur.

  Upon reviewing its derivatives and other foreign currency and interest rate instruments, based on historical foreign currency rate movements and the fair value of market-rate sensitive instruments at year-end, the Company does not believe that changes in foreign currency or interest rates will have a material impact on its near-term earnings, fair values or cash flows.

Item 4.  Controls and Procedures
-----------------------------------
  Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c)promulgated under the Securities Exchange Act of 1934). Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date that the Company carried out its evaluation referenced in the preceding paragraph.



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

   On July 24, 2002, a class action lawsuit entitled "OLDAPG, Inc. v. New England Business Service, Inc." was filed in the Court of Common Pleas of the Ninth Judicial Circuit in and for Charleston County, South Carolina. The named plaintiff in the lawsuit seeks to represent a class consisting of all persons who allegedly received facsimiles containing unsolicited advertising from the Company in violation of the Telephone Consumer Protection Act of 1991 (the "TCPA"). The plaintiff is seeking statutory damages in the amount of $500.00 per individual violation, which amount can be trebled to $1,500.00 for each violation found to have been "willful and knowing". The plaintiff is also seeking injunctive relief with respect to further violations of the TCPA and attorneys' fees and costs. The Company believes that it has valid defenses to the claims asserted in the complaint and intends to defend the lawsuit vigorously.

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

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------
    Not applicable


Item 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
    Not applicable.




Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------
     Not applicable.





Item 5.  OTHER INFORMATION
--------------------------
     In accordance with Section 10A (i)(2) of the Securities and Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002 ("the Act"), we are required to disclose the non-audit services approved by our Audit Committee to be performed by Deloitte & Touche LLP, our independent auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee of the Board of Directors of New England Business Service, Inc. has approved the performance of certain employee benefit plan audits, statutory audits and tax-related services by our auditor, Deloitte & Touche LLP.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
    a. Exhibits

       Exhibit No.  Description
       ----------   -----------
         10.1*      NEBS 2002 Equity Incentive Plan.
         15         Awareness Letter of Independent Accountants.
         99.1       Certification pursuant to 18 U.S.C. Section 1350,
                    as adopted pursuant to Section 906 of the Sarbanes-
                    Oxley Act of 2002 (Chief Executive Officer).
         99.2       Certification pursuant to 18 U.S.C. Section 1350,
                    as adopted pursuant to Section 906 of the Sarbanes-
                    Oxley Act of 2002 (Chief Financial Officer).
         99.3       Independent Accountants' Review Report.


* Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.

    b. Reports on Form 8-K.

   On July 16, 2002, the Company filed a Current Report on Form 8-K announcing that the Company exercised a common stock purchase warrant in part and purchased 427,909 shares of Advantage's common stock for an aggregate purchase price of $5,421,607.03 on July 2, 2002.

   On September 19, 2002, the Company filed a Current Report on Form 8-K announcing that it had issued a press release on September 18, 2002 relating to the pending disposition of its investment in Advantage Payroll Services, Inc.

  On September 24, 2002, the Company filed a Current Report on Form 8-K announcing that it had issued a press release on September 23, 2002 relating to the closing of its sale of equity interests in Advantage Payroll Services, Inc.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            NEW ENGLAND BUSINESS SERVICE,INC.
                                            ---------------------------------
                                                      (Registrant)



November 12, 2002                            /s/Daniel M. Junius
-----------------                           --------------------
Date                                        Daniel M. Junius
                                            Executive Vice President-Chief
                                            Financial Officer
                                            (Principal Financial Officer)

Certifications

I, Robert J. Murray, certify that:

1. I have reviewed this quarterly report on Form 10-Q of New England Business Service, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report it being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002                            /s/Robert J. Murray
-----------------                           --------------------
                                            Robert J. Murray
                                            Chairman and Chief Executive
                                             Officer
                                            (Principal Executive Officer)


I, Daniel M. Junius, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of New England
  Business
   Service, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report it being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002                           /s/Daniel M. Junius
-----------------                           --------------------
Date                                        Daniel M. Junius
                                            Executive Vice President-Chief
                                            Financial Officer
                                            (Principal Financial Officer)