Form 10-Q
period 2002-12-28
NEW ENGLAND BUSINESS SERVICE INC
filed 2003-02-10
CIK 205700

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the period ended December 28, 2002.

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  X   No
                                                ---     ---

The number of common shares of the Registrant outstanding on February 7, 2003 was 12,980,097.

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements
----------------------------

                       NEW ENGLAND BUSINESS SERVICE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                                  Dec. 28,        June 29,
                                                     2002            2002
                                                   --------       --------
ASSETS
Current Assets
  Cash and cash equivalents                        $  4,293       $  6,112
  Accounts receivable, net                           58,295         55,738
  Inventories, net                                   34,669         34,095
  Direct mail advertising materials, net
   and prepaid expenses                              14,566         13,374
  Deferred income tax benefit                        11,581         13,240
                                                   --------       --------
     Total current assets                           123,404        122,559
Property and Equipment, net                          71,721         73,602
Property Held for Sale                                  328            328
Deferred Income Tax Benefit                          19,362         18,934
Goodwill                                             67,862         67,964
Other Intangible Assets, net                         48,319         51,884
Long-Term Investment                                      -         30,521
Other Assets                                          3,074          3,130
                                                   --------       --------
TOTAL ASSETS                                       $334,070       $368,922
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                 $ 15,999       $ 16,858
  Accrued expenses                                   47,961         48,126
  Obligations under capital lease-current portion       670          1,102
                                                   --------       --------
     Total current liabilities                       64,630         66,086
Long-Term Debt                                       98,474        148,358
Deferred Income Taxes                                17,987         17,758

STOCKHOLDERS' EQUITY
  Common stock                                       15,888         15,829
  Additional paid-in capital                         59,101         57,885
  Unamortized value of restricted stock awards         (781)           (62)
  Accumulated other comprehensive loss               (5,117)        (7,411)
  Retained earnings                                 140,582        125,905
                                                   --------       --------
     Total                                          209,673        192,146
Less Treasury stock, at cost                        (56,694)       (55,426)
                                                   --------       --------
Stockholders' Equity                                152,979        136,720
                                                   --------       --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $334,070       $368,922
                                                   ========       ========

See Notes to Condensed Consolidated Financial Statements

                             NEW ENGLAND BUSINESS SERVICE, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (In thousands, except per share data)

                                                Three Months Ended     Six Months Ended
                                            Dec. 28,   Dec. 29,    Dec. 28,    Dec. 29,
                                                 2002       2001        2002        2001
                                               --------   --------    --------   --------
NET SALES                                      $152,599   $157,532    $281,450   $291,047
COST OF SALES                                    63,138     67,619     117,417    125,756
                                               --------   --------    --------   --------
GROSS PROFIT                                     89,461     89,913     164,033    165,291
OPERATING EXPENSES:
  Selling and advertising                        51,599     52,995      95,598     99,492
  General and administrative                     19,198     18,300      38,515     36,342
                                               --------   --------    --------   --------
     Total operating expenses                    70,797     71,295     134,113    135,834
INCOME FROM OPERATIONS                           18,664     18,618      29,920     29,457
OTHER INCOME/(EXPENSE):
  Interest income                                    43         48          75         98
  Interest expense                               (1,978)    (3,488)     (5,055)    (6,835)
  Loss on settlement of interest rate swaps         (66)         -      (3,277)         -
  Gain on sale of long-term investment            4,075          -      10,397          -
                                               --------   --------    --------   --------
INCOME BEFORE INCOME TAXES                       20,738     15,178      32,060     22,720
PROVISION FOR INCOME TAXES                        7,817      5,829      12,165      8,725
                                               --------   --------    --------   --------
INCOME BEFORE THE EFFECT OF A CHANGE
  IN ACCOUNTING PRINCIPLE                        12,921      9,349      19,895     13,995
                                               --------   --------    --------   --------
EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE            -          -           -     (2,792)
                                               --------   --------    --------   --------
NET INCOME                                     $ 12,921   $  9,349    $ 19,895   $ 11,203
                                               ========   ========    ========   ========
PER SHARE AMOUNTS:
Basic Earnings Per Share Before the Effect
  of a Change in Accounting Principle          $    .99   $    .74    $   1.53   $   1.11
                                               ========   ========    ========   ========
Effect of a Change in Accounting Principle     $    .00   $    .00    $    .00       (.22)
                                               --------   --------     -------   --------
Basic Earnings Per Share                       $    .99   $    .74    $   1.53   $    .89
                                               ========   ========    ========   ========
Diluted Earnings Per Share Before the Effect
  of a Change in Accounting Principle          $    .97   $    .73   $   1.49    $  1.10
                                               ========   ========   ========    =======
Effect of a Change in Accounting Principle     $    .00   $    .00   $    .00    $  (.22)
                                               --------   --------   --------    --------
Diluted Earnings Per Share                     $    .97   $    .73   $   1.49    $   .88
                                               ========   ========   ========    ========
Dividends                                      $    .20   $    .20   $    .40    $   .40
                                               ========   ========   ========    ========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING        13,025     12,636     13,025     12,587
  Plus incremental shares from assumed
  conversion of stock options and
  contingently returnable shares                    323        112        336        140
                                               --------   --------   --------    --------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING      13,348     12,748     13,361     12,727
                                               ========   ========   ========    ========

See Notes to Condensed Consolidated Financial Statements

                     NEW ENGLAND BUSINESS SERVICE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                                         Six Months Ended
                                                     Dec. 28,      Dec. 29,
                                                      2002          2001
                                                     --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                           $ 19,895      $ 11,203
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation                                          9,957         9,371
  Amortization                                          3,567         4,516
  (Gain)/Loss on disposal of asset                         50             6
  Gain on sale of long-term investment                (10,397)            -
  Change in accounting principle                            -         2,792
  Provision for losses on accounts receivable           2,925         2,617
  Employee benefit charges                                543         2,650
Changes in assets and liabilities:
  Accounts receivable                                  (5,540)       (5,745)
  Inventories and prepaid expenses                     (1,253)        3,621
  Accounts payable                                       (875)       (1,560)
  Income taxes payable                                  4,701         4,126
  Accrued expenses                                     (1,257)         (722)
                                                     --------      --------
    Net cash provided by operating activities          22,316        32,875

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                    (8,160)       (8,153)
Purchase of long-term investment                       (5,421)      (17,652)
Proceeds from sale of long-term investment             46,339             -
Proceeds from sale of equipment                            12             -
                                                     --------      --------
    Net cash provided by/(used in)
     investing activities                              32,770       (25,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                     (76,816)      (78,213)
Proceeds from borrowings, net of issuance costs        26,498        73,342
Proceeds from issuance of common stock                    323           902
Acquisition of treasury stock                          (1,553)            -
Dividends paid                                         (5,218)       (5,033)
                                                     --------      --------
    Net cash used in
     financing activities                             (56,766)       (9,002)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (139)         (130)
                                                     --------      --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                (1,819)       (2,062)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          6,112         7,154
                                                     --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  4,293      $  5,092
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

   The second restructuring action resulted in the Company recording an additional charge in fiscal year
2001 of $3,645 to provide for costs associated with the Company's decision to eliminate excess capacity by closing a manufacturing facility in Ogden, Utah and a leased distribution facility in Sudbury,
Massachusetts, along with other actions to reduce the workforce in various locations.  Approximately 175 employees were affected by this restructuring, either through elimination of their positions or relocation.  In fiscal year 2002, the Company recorded a credit to the restructuring charge of ($323) as certain cost estimates were revised.  The closed manufacturing facility in Ogden, Utah is classified on the balance sheet as property held for sale.  The property is carried at net book value which approximates fair value less the cost to sell.  The following is a table of the charges incurred and the cash paid in fiscal 2003 pursuant to these actions:

                         First Restructuring  Second Restructuring
                                              Employee
                         Facility             termination           Facility
                         closure costs        benefit costs         closure costs      Total
Three Months Ended       -------------        -------------         -------------    ---------
  Dec. 28, 2002
Balance
  Sept 28, 2002          $  951               $   118               $  28            $1,097

Payments
 for the period            (101)                   (2)                (28)             (131)
                         -------              --------              ------           -------
Balance
  Dec. 28, 2002          $  850               $   116               $   0            $  966
                         =======              ========              ======           =======



                         First Restructuring  Second Restructuring
                                              Employee
                         Facility             termination           Facility
                         closure costs        benefit costs         closure costs      Total
Six Months Ended         -------------        -------------         -------------    ---------
   Dec. 28, 2002

Balance
  June 29, 2002          $1,038               $   166               $ 451           $ 1,655

Payments
 for the period            (188)                  (50)               (451)             (689)
                         -------              --------              ------           -------
Balance
  Dec. 28, 2002          $  850               $   116               $   0           $   966
                         ======               ========              ======          ========


   The activities related to all restructuring actions identified above are anticipated to be completed by the Company during fiscal year 2003 with the exception of lease payments, which may extend beyond this time frame.

3. Inventories
--------------
  Inventories are carried at the lower of first-in, first-out cost or market. Inventories at December 28, 2002 and June 29, 2002 consisted of:


                                             Dec.28,       June 29,
                                              2002           2002
                                             -------        -------
  Raw Material                               $ 1,444        $ 1,709
  Work in Process                                 48            124
  Finished Goods                              33,177         32,262
                                              ------        -------
  Total                                      $34,669        $34,095
                                             =======        =======

4. Long-Term Investment
-----------------------


    In July 2002, the Company invested, through the exercise of warrants, an additional $5,421 in the common stock of Advantage Payroll Services, Inc. ("Advantage"). In September 2002, Advantage merged with Paychex, Inc. At closing, the Company received the first payment of proceeds from the merger transaction of $42,264 and the Company recognized a $6,322 gain on the sale of its long-term investment. In the second quarter, the Company received the second payment of proceeds and recognized a gain of $4,075. Subject to certain potential post-closing adjustments, the Company expects to receive up to another $1,000 in proceeds during the fiscal year, which, if received, will result in an additional gain.

     The Company used the proceeds from the sale of the Advantage investment to pay down floating rate debt and to terminate three interest rate swap agreements with a notional amount of $75,000 with two commercial banks. These interest rate swaps were no longer needed to hedge the reduced level of the Company's floating rate debt. The Company was required to make termination payments equivalent to the fair value of the swaps totaling $3,277. This amount, which was reclassified from other comprehensive income to other expense, represents a loss on settlement of interest rate swaps to terminate the agreements.


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

In applying SFAS No. 142, the Company completed the transitional intangible asset impairment test by determining the carrying amount of its various reporting units and comparing that with their fair value, determined by using a multiple of earnings before interest, taxes, depreciation and amortization. As a result, the Company recognized an impairment charge to write off goodwill in the amount of $2,792 relating to its European business within its International business segment. The impairment loss is recognized in the condensed consolidated statements of income under the caption "Effect of a Change in Accounting Principle". The Company completed the fiscal 2002 annual intangible asset impairment test for all reporting units as of April 27, 2002. The Company determined there was no additional impairment as of the measurement date.

Intangible assets consist of the following:

                                       June 29,                     Dec. 28,
                                        2002                          2002
                                      ----------                    ---------
                         Gross Carrying   Accumulated    Gross Carrying    Accumulated
                           Amount         Amortization     Amount          Amortization
                         -------------    ------------   --------------    ------------
Intangible assets with
     defined lives:
 Customer lists               $46,327         $36,562          $46,327         $39,450
 Covenant not to compete        1,183           1,183            1,183           1,183
 Debt issue costs               2,729           1,209            2,731           1,537
 Long-term contracts            5,300             663            5,300             831
 Bank referral agreements       7,400           1,511            7,400           1,694
Intangible assets with
      indefinite lives:
 Tradenames                    32,800           2,727           32,800           2,727
                              --------        --------         --------        --------
Total intangible assets       $95,739         $43,855          $95,741         $47,422
                              ========        ========         ========        ========

Changes in the carrying amount of goodwill (net) for the six months ended
December 28, 2002, by segment are as follows:

                       June 29,                    Dec. 28,
                        2002        Adjustments     2002
                       --------    ------------   ----------
Direct Marketing-US    $24,237              -     $24,237
Direct Sales-US          7,501              -       7,501
Apparel                  9,624              -       9,624
Packaging and
  Display Products      23,246              -      23,246
International            3,356        $  (102)      3,254
                       --------       --------    --------
Total                  $67,964        $  (102)    $67,862
                       ========       ========    ========


  The adjustment of $102 in the International segment is the effect of the change in foreign currency translation rates.

  Amortization of intangible assets for the six months ended December 28, 2002 was $3,567.  Estimated amortization of intangible assets for fiscal years 2003, 2004, 2005, 2006 and 2007, without consideration of any other increases or decreases in the balance of the assets, is $7,134, $5,434,
$759, $752 and $749, respectively.


6. Other Comprehensive Income
-----------------------------

  Other Comprehensive Income consists of foreign currency translation adjustments, pension adjustments, unrealized gains and losses on investments and changes in the fair market value of cash flow hedges. The Company's comprehensive income is set forth below:

                                              Three Months Ended        Six Months Ended
                                             Dec. 28,     Dec. 29,    Dec. 28,     Dec. 29,
                                             2002          2001       2002          2001
                                            --------      -------     --------      --------
Net Income                                 $ 12,921      $ 9,349     $ 19,895     $  11,203

Changes in:

Unrealized gains/(losses)
   on investments,
   net of tax                                    52           (4)         211           (45)

Foreign currency
   translation adjustments, net                 422          (80)        (345)         (638)

Unrealized gains/(losses) on derivatives
   held for hedging purposes, net of tax        351          624        2,427        (1,433)
                                            --------      -------     --------      --------
Comprehensive income                       $ 13,746      $ 9,889     $ 22,188     $   9,087
                                            ========      =======     ========      ========














The Company's accumulated other comprehensive income/(loss) is set forth below:

                                           Balance       Balance
                                           Dec. 28,      June 29,
                                            2002          2002
                                          ---------    ----------
Unrealized losses
   on investments,
   net of tax                              $   (81)   $  (292)
Foreign currency
   translation adjustments, net             (3,963)    (3,618)
Pension adjustments, net of tax               (305)      (305)
Unrealized losses on derivatives
   held for hedging purposes, net of tax      (768)    (3,196)
                                           --------    -------
Total                                      $(5,117)   $(7,411)
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

 The Company evaluates segment performance and allocates resources based on a profit from operations measure. This measure is similar to income from operations as reported on the condensed consolidated statement of income in that it excludes interest and other income and expense. This measure, however, also excludes certain items that are reported within income from operations. These include management incentive compensation, amortization, integration charges, restructuring charges, impairment charges, investment gains or losses and corporate expenses. The chief operating decision-maker, in assessing segment results, does not consider these items. In order to reconcile the segment numbers to the Company's income before income taxes, adjustments representing the items listed above totaling $3,819 and $8,998 for the three months and $9,981 and $17,792 for the six months ended December 28, 2002 and December 29, 2001, respectively, need to be made to the reported segment results.

   Net sales and profit from operations for each of the Company's business segments are set forth below:

                                                        Packaging
                 Direct       Direct                    and Display
                 Marketing-US Sales-US     Apparel      Products     International   Total
                 -----------  -----------  -----------  -----------  -------------   ------

Three months ended
Dec. 28, 2002
  Net sales      $80,894      $28,365      $ 9,847       $22,685       $10,808       $152,599
  Profit (loss)
   from
   operations     18,967        3,653         (385)        1,166         1,156         24,557
  Less
   adjustments
   listed above                                                                         3,819
  Income before
   income taxes                                                                      $ 20,738




Three months ended
Dec. 29, 2001
  Net sales      $84,419     $27,172       $13,145       $22,010       $10,786       $157,532
  Profit (loss)
   from
   operations     20,022       2,746          (367)          652         1,123         24,176
  Less
   adjustments
   listed above                                                                         8,998
  Income before
   income taxes                                                                      $ 15,178




                                                        Packaging
                 Direct       Direct                    and Display
                 Marketing-US Sales-US     Apparel      Products     International   Total
                 -----------  -----------  -----------  -----------  -------------   ------

Six months ended
Dec. 28, 2002
  Net sales      $144,780     $54,911      $19,605       $42,314       $19,840       $281,450
  Profit (loss)
   from
   operations     33,934        6,009       (1,093)        1,585         1,606         42,041
  Less
   adjustments
   listed above                                                                         9,981
  Income before
   income taxes                                                                      $ 32,060




Six months ended
Dec. 29, 2001
  Net sales      $151,208     $52,892      $24,991       $41,535       $20,421       $291,047
  Profit (loss)
   from
   operations      34,160       4,149         (356)          958         1,601         40,512
  Less
   adjustments
   listed above                                                                        17,792
  Income before
   income taxes                                                                      $ 22,720


<PAGE


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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Consensus No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Adoption of this Statement is required for exit activities initiated after December 31, 2003.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reported results. The Company will adopt this Statement in fiscal 2003. Management believes that the impact of this Statement on its consolidated financial statements will not be material.


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

Overview
--------

New England Business Service, Inc. (the "Company") was founded in 1952, incorporated in Massachusetts in 1955 and reincorporated in Delaware in 1986. The Company designs, produces and distributes business forms, checks, envelopes, labels, greeting cards, signs, stationery and related printed products and distributes packaging, shipping and warehouse supplies, software, work and promotional apparel and other business products through direct mail, direct sales, telesales, dealers and the Internet to small businesses throughout the United States, Canada, the United Kingdom and France. The Company also markets and sells payroll services provided by a payroll services company on a private label basis to small businesses in the United States as well as designs, embroiders and sells specialty apparel products through distributors and independent sales representatives to the promotional/advertising specialty industry and golf pro shops, primarily in the United States.

    The Company has identified five reportable segments. The first segment is "Direct Marketing-US" and represents those business operations that sell primarily printed products such as checks and business forms to small businesses through direct marketing in the United States. The second segment, "Direct Sales-US," also sells primarily checks and business forms to small businesses; however, they sell through a direct sales force to the customer in the United States and, to a lesser extent, through distributors. The third segment, "Apparel", utilizes independent sales representatives to market its specialty apparel products and to solicit orders from customers in the promotional products/advertising specialty and golf industries. "Packaging and Display Products", the fourth segment, primarily resells packaging and shipping supplies and retail signage marketed through a combination of direct marketing and direct selling efforts. The fifth segment, "International", sells primarily printed products such as checks and business forms to small businesses in Europe and Canada through direct marketing, distributors or by directly selling to the customer.

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





Results of Operations
---------------------

   Net sales decreased $4.9 million or 3.1% to $152.6 million in the second quarter of fiscal year 2003 from $157.5 million in last year's second quarter. The sales change included decreases of approximately $3.5 million in the Direct Marketing-US segment and $3.3 million in the Apparel segment and are primarily attributable to a reduction in discretionary business spending by corporate customers impacting sales of seasonal greeting cards and embroidered apparel. These decreases were offset by an increase of $1.2 million in sales of the Company's Direct Sales-US segment which is benefiting from the implementation of direct marketing strategies and $.7 million in sales in the Packaging and Display Segments which is benefiting from an economic stabilization of the manufacturing market. Net sales in the International segment were level with last year's second quarter.


   Net sales decreased $9.5 million or 3.3% to $281.5 million for the first six months of fiscal year 2003 from $291.0 million in last year's comparable period. The sales change included decreases of approximately $6.4 million in the Direct Marketing-US segment and $5.4 million in the Apparel segment and are primarily attributable to a reduction in discretionary business spending by corporate customers impacting sales of seasonal greeting cards and embroidered apparel. These decreases were offset by increases of $2.0 million in sales of the Company's Direct Sales-US segment which is benefiting from the implementation of direct marketing strategies and $.8 million in the Packaging and Display segment which is benefiting from an economic stabilization of the manufacturing market.


   For the second quarter of fiscal year 2003, cost of sales declined to 41.4% of sales from 42.9% in last year's comparable period. For the first six months of fiscal year 2003, cost of sales decreased to 41.7% from 43.2% in last year's comparable period. The Company benefited from favorable channel and product mix, which resulted in a lower percentage of total sales coming from the Apparel segment. The Apparel segment has higher cost of sales as a percentage of sales than the other segments. In addition, gross margin in the Apparel segment improved due to a shift in the channel mix away from wholesalers and towards ad specially dealers. Cost of sales as a percent of sales is expected to increase slightly for the remainder of the fiscal year.*


   Selling and advertising expense increased to 33.8% of sales in the second quarter of fiscal year 2003 as compared to 33.6% of sales in last year's comparable quarter. For the first six months of fiscal year 2003, selling and advertising expense decreased to 34.0% as compared to 34.2% of sales in last year's comparable period the result of cost management and lower amortization expense. Selling and advertising expense as a percentage of sales is expected to increase slightly for the remainder of the fiscal year.*


   General and administrative expense increased to 12.6% of sales in the second quarter of fiscal year 2003 from 11.6% of sales in last year's comparable quarter. For the first six months of fiscal year 2003, general and administrative expense increased to 13.7% of sales from 12.5% in last year's comparable period. The increase is due to higher incentive compensation, legal costs and realized losses on deferred compensation investments in the first six months in fiscal year 2003 as compared to last year's comparable period. General and administrative expense as a percent of sales is expected to increase slightly for the remainder of the fiscal year.*

     During fiscal year 2001, the Company undertook two separate restructuring actions.  The first resulted in a restructuring charge of $3.5 million in fiscal year 2001 and an additional charge of
$1.0 million in fiscal year 2002 to provide for costs primarily associated with the Company's decision to more closely align its direct marketing and direct sales activities.  As part of the restructuring program, the McBee US headquarters was relocated from Parsippany, New Jersey to the existing RapidForms facility in Thorofare, New Jersey.  In addition, the McBee manufacturing plant in Damascus, Virginia was closed and a portion of leased warehousing space occupied by Chiswick in
Sudbury, Massachusetts was vacated.  In Canada, the McBee sales and marketing organizations were combined with NEBS Direct Marketing and are operating under the NEBS name.  Approximately 140 employees were affected by the restructuring either through elimination of their positions or relocation.

     The second restructuring action resulted in the Company recording an additional charge in fiscal year 2001 of $3.6 million to provide for costs associated with the Company's decision to eliminate excess capacity by closing a manufacturing facility in Ogden, Utah and a leased distribution facility in Sudbury, Massachusetts, along with other actions to reduce the workforce in various locations.  Approximately 175 employees were affected by the restructuring, either through elimination of their positions or relocation.  In fiscal year 2002, the Company recorded a credit to the restructuring charge of $.3 million as certain cost estimates were revised.  The closed manufacturing facility in Ogden, Utah is classified on the balance sheet as property held for sale.  The property is carried at net book value which approximates fair value less the cost to sell.  The following is a table of the charges incurred and the cash paid in fiscal 2003 pursuant to these actions (in thousands of dollars):
                     First Restructuring  Second Restructuring
                                          Employee
                     Facility             termination   Facility
                     closure costs        benefit costs closure costs      Total
Three Months Ended   -------------        ------------- -------------    ---------
  Dec. 28, 2002

Balance
  Sept. 29, 2002     $  951               $  118        $   28           $1,097

Payments
 for the period        (101)                (2)            (28)            (131)
                     -------              -------       -------          -------
Balance
  Dec. 28, 2002      $  850               $  116        $    0           $  966
                     =======              =======       =======          =======


                     First Restructuring  Second Restructuring
                                          Employee
                     Facility             termination   Facility
                     closure costs        benefit costs closure costs      Total
Six Months Ended     -------------        ------------- -------------    ---------
  Dec. 28, 2002

Balance
  June 29, 2002      $1,038               $  166        $  451           $1,655

Payments
 for the period        (188)                 (50)         (451)            (689)
                     -------              -------       -------          -------
Balance
 Dec. 28, 2002       $  850               $  116        $    0           $  966
                     =======              =======       =======          =======


     The activities related to all restructuring actions identified above are anticipated to be completed by the Company during fiscal year 2003 with the exception of lease payments, which may extend beyond this time frame.


<PAGE


   Interest expense was 1.3% of sales in the second quarter of fiscal year 2003 as compared to 2.2% of sales in the prior year's comparable period. In the first six months of fiscal 2003 interest expense was 1.8% of sales as compared to 2.3% of sales in the prior year's comparable period. The decrease is the result of lower average balance of debt outstanding as compared to the same period last year. Proceeds from the sale of the Company's investment in Advantage Payroll Services, Inc. were used to reduce the debt.

   The provision for income taxes as a percentage of pretax income was 37.7% for the second quarter and 37.9% for the first six months of fiscal year 2003 compared to 38.4% for the same quarter the prior year and for the first six months of fiscal year 2002. The decrease is the result of a reduction in the required state tax provision. The provision for income taxes as a percentage of pretax income is expected to remain consistent with the first six months for the remainder of fiscal 2003.*

Critical Accounting Policies
----------------------------
   The Company's discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, bad debts, inventories, intangible assets, and income taxes. Estimates and judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant estimates and judgments used in preparation of its consolidated financial statements.

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


New Accounting Pronouncements
-----------------------------

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

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Consensus No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Adoption of this Statement is required for exit activities initiated after December 31, 2003

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reported results. The Company will adopt this Statement in fiscal 2003. Management believes that the impact of this Statement on its consolidated financial statements will not be material.



Liquidity and Capital Resources
-------------------------------

   Cash provided by operating activities for the six months ended December 28, 2002 was $ 22.3 million and represented a decrease of $10.5 million from the $32.8 million provided in the comparable period last year. This decrease in cash provided by operating activities was due to the impact of the after tax cost of terminating interest rate swaps and income taxes related to the gain on the sale of equity interests in Advantage Payroll Services, Inc., as well as the benefit from a higher inventory reduction in last year's comparable period.

   Working capital at December 28, 2002 totaled $58.8 million, including $4.3 million of cash and short-term investments. At June 29, 2002, working capital was $56.5 million, including cash and short term investments of $6.1 million. The increase in working capital is primarily the result of higher trade receivables due to the higher sales of seasonal products in the Company's second quarter.

   Capital expenditures for the six months ended December 28, 2002 were $8.2 million, the same amount expended during last year's comparable period. Capital expenditures in the first six months of fiscal year 2003 included improvements in our information systems' infrastructure and investments to enhance manufacturing capability. The Company anticipates that total capital outlays will approximate $16.0 million in fiscal year 2003, which will include additional planned improvements in our information systems' capabilities and investments to enhance manufacturing capability.*

   In July 2002, the Company invested, through the exercise of warrants, an additional $5.4 million in the common stock of Advantage Payroll Services, Inc. ("Advantage"). In September 2002, Advantage merged with Paychex, Inc. At closing, the Company received the first payment of proceeds from the merger transaction of $42.3 million and the Company recognized a $6.3 million gain on the sale of its long-term investment. In the second quarter, the Company received the second payment of proceeds and recognized a gain of $4.1 million. Subject to certain potential post-closing adjustments, the Company expects to receive up to another $1.0 million in proceeds during the fiscal year, which, if received, will result in an additional gain.

   The Company used the proceeds from the sale of the Advantage investment to pay down floating rate debt and to terminate three interest rate swap agreements with a notional amount of $75.0 million with two commercial banks. These interest rate swaps were no longer needed to hedge the reduced level of the Company's floating rate debt. The Company was required to make termination payments equivalent to the fair value of the swaps totaling $3.3 million. This amount, which was reclassified from other comprehensive income to other expense, represents a loss on settlement of interest rate swaps to terminate the agreements.

   During the six months ended December 28, 2002, $1.6 million was spent to repurchase 70,615 shares of the Company's common stock. There were no repurchases of the Company's common stock during fiscal year 2002.

   In addition to its present cash and short-term investment balances, the Company has consistently generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. The Company currently has a committed, unsecured, revolving credit agreement for $200 million. The credit agreement contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. The Company is in compliance with these covenants. At December 28, 2002, the Company had $48.2 million outstanding under this arrangement.

   In November 2001, the Company entered into a $50 million Note Purchase Agreement with The Prudential Insurance Company of America. Under this agreement, the Company borrowed at the Eurodollar rate plus a spread for one year, after which the interest rate was fixed at a rate of 7.23%. This agreement contains various restrictive covenants, which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. The Company is in compliance with these covenants. At December 28, 2002, the Company had $50 million outstanding under this arrangement.

   In order to effectively fix the interest rate on a portion of the debt outstanding under the revolving credit agreement, the Company as of December 28, 2002 had two interest rate swap agreements with two of the banks party to the credit agreement. These swap agreements contain notional principal amounts and other terms (including rate of interest paid and received and maturity date) determined with respect to the Company's forecasts of future cash flows and borrowing requirements. At December 28, 2002 the notional principal amount outstanding under the interest rate swap agreements totaled $45.0 million. In the first six months of fiscal year 2003, a credit of approximately $21 thousand was transferred from other comprehensive income to earnings related to the ineffective portion of the Company's swaps. No amounts were transferred during the comparable period in the prior year. During the first six months of fiscal year 2003, the Company terminated three other interest rate swaps at a pretax cost of $3.3 million.

   The Company anticipates that its current cash on hand, cash flow from operations and additional availability under the revolving credit agreement will be sufficient to meet the Company's liquidity requirements for its operations and capital expenditures during fiscal year 2003.* However, the Company may pursue additional acquisitions from time to time, which would likely be funded through the use of available cash, issuance of stock, obtaining of additional credit, or any combination thereof.*


Certain Factors That May Affect Future Results
------------------------------------------------------------------

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

   A majority of the sales in our apparel business come from selling knit and woven sport shirts under labels licensed from third parties to the promotional products/advertising specialty and golf industries. We believe that the critical success factors to compete in this market include product quality, timely fulfillment of customer orders and brand awareness. Known material risks that may affect those success factors are also described below.

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

   Until recently, a significant portion of the sales in our apparel business has been to a relatively small number of wholesalers serving the promotional products/advertising specialty market. Sales to these wholesalers has been recently decreasing, and has been partially offset by increases in direct sales to advertising specialty dealers and golf pro shops. We believe that the wholesale apparel business serving this market is undergoing fundamental change, with wholesalers increasingly carrying only private label lines and branded lines on an exclusive basis. We believe that these changes, together with current economic conditions, are likely to result in an accelerated decrease in our sales to wholesalers. To the extent that increases in our direct sales to advertising specialty dealers, together with increases in our apparel sales to other markets, cannot keep pace with the erosion in our sales to wholesalers, sales and profits could be adversely impacted.

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

   During the first six months of fiscal year 2003 as part of paying down floating rate debt, the Company terminated three interest rate swap agreements with a notional amount of $75.0 million with two commercial banks. These interest rate swaps were no longer needed to hedge the reduced level of the Company's floating rate debt. The Company was required to make termination payments equivalent to the fair value of the swaps totaling $3.3 million. This amount, which was reclassified from other comprehensive income to other expense, represents a loss on settlement of interest rate swaps to terminate the agreements.

   Upon reviewing its derivatives and other foreign currency and interest rate instruments, based on historical foreign currency rate movements and the fair value of market-rate sensitive instruments at year-end, the Company does not believe that changes in foreign currency or interest rates will have a material impact on its near-term earnings, fair values or cash flows.


Item 4.  Controls and Procedures
--------------------------------

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

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------
    Not applicable.


Item 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
    Not applicable.


Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------
     a.  The Annual Meeting of Stockholders was held on October 25, 2002.

     b.  See Item 4c below.

     c. The stockholders fixed the number of Directors to be elected at ten and elected the following Directors:

                                    For      Authority Withheld
                                    ---      ------------------
      Robert J. Murray           11,617,514        501,258
      William T. End             11,553,873        564,899
      Neil S. Fox                11,554,437        564,335
      Robert L. Gable            11,620,365        498,407
      Thomas J. May              11,554,187        564,585
      Herbert W. Moller          11,623,009        495,763
      Joseph R. Ramrath          11,622,337        496,435
      Richard T. Riley           11,622,772        496,000
      Brian E. Stern             11,616,956        501,816
      M. Anne Szostak            11,616,642        502,130

      The stockholders voted to approve the NEBS 2002 Equity Incentive Plan.

       For          Against      Abstain      No Vote
       ---         --------     --------     ---------
      8,484,942  1,553,868    1,060,570     1,019,392


      The stockholders voted to ratify the selection of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending June 28, 2003.

       For          Against      Abstain
       ---         --------     --------
      12,077,784    33,048        7,940




Item 5.  OTHER INFORMATION
--------------------------
    Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
    a. Exhibits

       Exhibit No.  Description
       ----------   -----------

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).



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


                                            NEW ENGLAND BUSINESS SERVICE,INC.
                                            ---------------------------------
                                                      (Registrant)



February 10, 2003
-----------------                           /s/Daniel M. Junius
                                            --------------------
Date                                        Daniel M. Junius
                                            Executive Vice President-Chief
                                            Financial Officer
                                            (Principal Financial Officer)

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

February 10, 2003                            /s/Robert J. Murray
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

February 10, 2003                           /s/Daniel M. Junius
-----------------                           --------------------
Date                                        Daniel M. Junius
                                            Executive Vice President-Chief
                                            Financial Officer
                                            (Principal Financial Officer)