Form 10-Q
period 2003-03-29
NEW ENGLAND BUSINESS SERVICE INC
filed 2003-05-12
CIK 205700

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 29, 2003.

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

The number of common shares of the Registrant outstanding on May 12, 2003 was 12,984,153.

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements
----------------------------

                       NEW ENGLAND BUSINESS SERVICE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                                   Mar. 29,        June 29,
                                                     2003            2002
                                                   --------       --------
ASSETS
Current Assets
  Cash and cash equivalents                        $  5,728       $  6,112
  Accounts receivable, net                           52,795         55,738
  Inventories, net                                   35,036         34,095
  Direct mail advertising materials, net
   and prepaid expenses                              13,107         13,374
  Deferred income tax benefit                        11,474         13,240
                                                   --------       --------
     Total current assets                           118,140        122,559
Property and Equipment, net                          70,478         73,602
Net Property Held for Sale                              328            328
Deferred Income Tax Benefit                          19,368         18,934
Goodwill, net                                        68,066         67,964
Other Intangible Assets, net                         47,233         51,884
Long-Term Investment                                      -         30,521
Other Assets                                          2,909          3,130
                                                   --------       --------
TOTAL ASSETS                                       $326,522       $368,922
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                 $ 12,779       $ 16,858
  Accrued expenses                                   44,207         48,126
  Obligations under capital lease-current portion       514          1,102
                                                   --------       --------
     Total current liabilities                       57,500         66,086
Long-Term Debt                                       96,177        148,358
Deferred Income Taxes                                18,008         17,758

STOCKHOLDERS' EQUITY
  Common stock                                       15,888         15,829
  Additional paid-in capital                         59,214         57,885
  Unamortized value of restricted stock awards         (633)           (62)
  Accumulated other comprehensive loss               (3,845)        (7,411)
  Retained earnings                                 143,875        125,905
                                                   --------       --------
     Total                                          214,499        192,146
Less Treasury stock, at cost                        (59,662)       (55,426)
                                                   --------       --------
Stockholders' Equity                                154,837        136,720
                                                   --------       --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $326,522       $368,922
                                                   ========       ========

See Notes to Condensed Consolidated Financial Statements

                             NEW ENGLAND BUSINESS SERVICE, INC.
                             STATEMENTS OF CONSOLIDATED INCOME
                           (In thousands, except per share data)

                                                Three Months Ended    Nine Months Ended
                                               Mar. 29,   Mar. 30,    Mar. 29,    Mar. 30,
                                                 2003       2002        2003        2002
                                               --------   --------    --------   --------
NET SALES                                      $127,267   $132,879    $408,717   $423,926
COST OF SALES                                    54,765     58,554     172,182    184,310
                                               --------   --------    --------   --------
GROSS PROFIT                                     72,502     74,325     236,535    239,616
OPERATING EXPENSES:
  Selling and advertising                        44,519     46,147     140,117    145,639
  General and administrative                     17,393     17,313      55,908     53,655
                                               --------   --------    --------   --------
     Total operating expenses                    61,912     63,460     196,025    199,294
INCOME FROM OPERATIONS                           10,590     10,865      40,510     40,322
OTHER (EXPENSE)/INCOME:
  Interest income                                    35         37         110        135
  Interest expense                               (1,622)    (3,361)     (6,677)   (10,196)
  Loss on settlement of interest rate swaps           -          -      (3,277)         -
  Gain on sale of long-term investment            1,027          -      11,424          -
                                                --------   --------    --------   --------
      Total other(expense)/income                  (560)    (3,324)      1,580    (10,061)
                                                --------   --------    --------   --------
INCOME BEFORE INCOME TAXES                       10,030      7,541      42,090     30,261
PROVISION FOR INCOME TAXES                        4,144      2,895      16,309     11,620
                                               --------   --------    --------   --------
INCOME BEFORE THE EFFECT OF A CHANGE
  IN ACCOUNTING PRINCIPLE                         5,886      4,646      25,781     18,641
                                               --------   --------    --------   --------
EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE            -          -           -     (2,792)
                                               --------   --------    --------   --------
NET INCOME                                     $  5,886   $  4,646    $ 25,781   $ 15,849
                                               ========   ========    ========   ========
PER SHARE AMOUNTS:
Basic Earnings Per Share Before the Effect
  of a Change in Accounting Principle          $    .46   $    .36    $   1.98   $   1.47
                                               ========   ========    ========   ========
Effect of a Change in Accounting Principle     $    .00   $    .00    $    .00   $   (.22)
                                               --------   --------     -------   --------
Basic Earnings Per Share                       $    .46   $    .36    $   1.98   $   1.25
                                               ========   ========    ========   ========
Diluted Earnings Per Share Before the Effect
  of a Change in Accounting Principle          $    .44   $    .35   $   1.93    $  1.45
                                               ========   ========   ========    =======
Effect of a Change in Accounting Principle     $    .00   $    .00   $    .00    $  (.22)
                                               --------   --------   --------    --------
Diluted Earnings Per Share                     $    .44   $    .35   $   1.93    $  1.23
                                               ========   ========   ========    ========
Dividends                                      $    .20   $    .20   $    .60    $   .60
                                               ========   ========   ========    ========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING        12,932     12,763     12,991     12,648
  Plus incremental shares from assumed
  conversion of stock options and
  contingently returnable shares                    342        326        333        197
                                               --------   --------   --------    --------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING      13,274     13,089     13,324     12,845
                                               ========   ========   ========    ========

See Notes to Condensed Consolidated Financial Statements

                     NEW ENGLAND BUSINESS SERVICE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                                        Nine Months Ended
                                                     Mar. 29,     Mar. 30,
                                                      2003          2002
                                                     --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                           $ 25,781      $ 15,849
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation                                         14,774        13,945
  Amortization                                          5,342         6,692
  Deferred income taxes                                   (79)            -
  Loss on disposal of equipment                            52            57
  Gain on sale of long-term investment                (11,424)            -
  Change in accounting principle                            -         2,792
  Provision for losses on accounts receivable           4,267         3,767
  Deferred grants                                          (6)            -
  Employee benefit charges                                694         3,849
Changes in assets and liabilities:
  Accounts receivable                                  (1,124)         (426)
  Inventories and prepaid expenses                        (17)        8,143
  Accounts payable                                     (4,123)       (5,460)
  Income taxes payable                                  1,725         2,434
  Other accrued expenses                               (1,418)         (607)
                                                     --------      --------
    Net cash provided by operating activities          34,444        51,035

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                   (11,501)      (11,368)
Purchase of long-term investment                       (5,421)      (17,652)
Proceeds from sale of long-term investment             47,366             -
Proceeds from sale of equipment                            11            24
                                                     --------      --------
    Net cash provided by/(used in)
     investing activities                              30,455       (28,996)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                     (90,769)      (98,140)
Proceeds from borrowings - net of issuance costs       37,309        84,181
Proceeds from issuance of common stock                    619         2,813
Acquisition of treasury stock                          (4,894)            -
Dividends paid                                         (7,811)       (7,585)
                                                     --------      --------
    Net cash used in
     financing activities                             (65,546)      (18,731)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   263          (127)
                                                     --------      --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                  (384)        3,181
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          6,112         7,154
                                                     --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  5,728      $ 10,335
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

2. Restructuring and Impairment of Assets
----------------------------------------

   During fiscal year 2001, the Company undertook two distinct restructuring actions.  The first resulted in a restructuring charge of $3,500 in fiscal year 2001 and an additional charge of $1,023 in fiscal year
2002 to provide for costs primarily associated with the Company's decision to more closely align its direct marketing and direct sales activities.  As part of the restructuring program, the McBee US headquarters was relocated from Parsippany, New Jersey to the RapidForms facility in Thorofare, New
Jersey.  In addition, the McBee manufacturing plant in Damascus, Virginia was closed and a portion of leased warehousing space occupied by Chiswick in Sudbury, Massachusetts was vacated.  In Canada, the
McBee sales and marketing organizations were combined with NEBS Direct Marketing and began operating under the NEBS name.  Approximately 140 employees were affected by the restructuring either through elimination of their positions or relocation.

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

                         First Restructuring  Second Restructuring
                                              Employee
                         Facility             termination           Facility
                         closure costs        benefit costs         closure costs      Total
Three Months Ended       -------------        -------------         -------------    ---------
  Mar. 29, 2003
Balance
  Dec. 28, 2002          $  850               $   116               $   0           $  966

Payments
 for the period            (124)                  (34)                  0             (158)
                         -------              --------              ------          -------
Balance
  Mar. 29, 2003          $  726               $    82               $   0           $  808
                         =======              ========              ======          =======



                         First Restructuring  Second Restructuring
                                              Employee
                         Facility             termination           Facility
                         closure costs        benefit costs         closure costs      Total
Nine Months Ended         -------------        -------------         -------------    ---------
   Mar. 29, 2003

Balance
  June 29, 2002          $1,038               $   166               $ 451           $ 1,655

Payments
 for the period            (312)                  (84)               (451)             (847)
                         -------              --------              ------           -------
Balance
  Mar. 29, 2003          $  726               $    82               $   0           $   808
                         ======               ========              ======          ========


   The activities related to all restructuring actions identified above are anticipated to be completed by the Company during fiscal year 2003 with the exception of lease payments, which may extend beyond this time frame.

3. Inventories
--------------
  Inventories are carried at the lower of first-in, first-out cost or market. Inventories at March 29, 2003 and June 29, 2002 consisted of:


                                             Mar.29,       June 29,
                                              2003           2002
                                             -------        -------
  Raw Material                               $ 1,566        $ 1,709
  Work in Process                                  -            124
  Finished Goods                              33,470         32,262
                                              ------        -------
  Total                                      $35,036        $34,095
                                             =======        =======

4. Long-Term Investment
-----------------------


    In July 2002, the Company invested, through the exercise of warrants, an additional $5,421 in the common stock of Advantage Payroll Services, Inc. ("Advantage"). In September 2002, Advantage merged with Paychex, Inc. At closing, the Company received the first payment of proceeds from the merger transaction of $42,264 and the Company recognized a $6,322 gain on the sale of its long-term investment. In the second quarter, the Company received the second payment of proceeds and recognized a gain of $4,075. In the third quarter, Company received the third and final payment of proceeds and recognized a gain of $1,027. The Company recognized a total gain of $11,424 for the nine months ended March 29, 2003.

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

In applying SFAS No. 142, the Company completed the transitional intangible asset impairment test by determining the carrying amount of its various reporting units and comparing that with their fair value, determined by using a multiple of earnings before interest, taxes, depreciation and amortization. In fiscal year 2002, the Company recognized an impairment charge to write off goodwill in the amount of $2,792 relating to its European business within its International business segment. The impairment loss is recognized in the condensed consolidated statements of income under the caption "Effect of a Change in Accounting Principle".

Intangible assets consist of the following:

                                       June 29,                     Mar. 29,
                                        2002                          2003
                                      ----------                    ---------
                         Gross Carrying   Accumulated    Gross Carrying    Accumulated
                           Amount         Amortization     Amount          Amortization
                         -------------    ------------   --------------    ------------
Intangible assets with
     defined lives:
 Customer lists               $46,327         $36,562          $46,327         $40,894
 Covenant not to compete        1,183           1,183            1,183           1,183
 Debt issue costs               2,729           1,209            3,420           1,693
 Long-term contracts            5,300             663            5,300             913
 Bank referral agreements       7,400           1,511            7,400           1,787
Intangible assets with
      indefinite lives:
 Tradenames                    32,800           2,727           32,800           2,727
                              --------        --------         --------        --------
Total intangible assets       $95,739         $43,855          $96,430         $49,197
                              ========        ========         ========        ========

Changes in the carrying amount of goodwill (net) for the nine months ended
March 29, 2003, by segment are as follows:

                       June 29,                    Mar. 29,
                        2002        Adjustments     2003
                       --------    ------------   ----------
Direct Marketing-US    $24,237              -     $24,237
Direct Sales-US          7,501              -       7,501
Apparel                  9,624              -       9,624
Packaging and
  Display Products      23,246              -      23,246
International            3,356        $   102       3,458
                       --------       --------    --------
Total                  $67,964        $   102     $68,066
                       ========       ========    ========


  The adjustment of $102 in the International segment is the effect of the change in foreign currency translation rates.

  Amortization of intangible assets for the nine months ended March 29, 2003 was $5,342.  Estimated amortization of intangible assets for fiscal years 2003, 2004, 2005, 2006 and 2007, without consideration of any other increases or decreases in the balance of the assets, is $7,098, $5,325,
$1,259, $1,085 and $749, respectively.


6. Stock Options
------------------

   The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, no compensation cost has been recognized for fixed stock option grants since the options granted to date have exercise prices per share of not less than the fair value of the Company's common stock at the date of the grant.

   If compensation cost for stock option grants had been determined based on the fair value of the grant for the three and nine months ended March 29, 2003 the Company's net income and net income per share would have been reduced to the pro forma amounts shown below:

                                              Three Months Ended       Nine Months Ended
                                             Mar. 29,     Mar. 30,    Mar. 29,     Mar. 30,
                                               2003         2002        2003         2002
                                            --------      -------     --------      --------


Net income:
  As reported                              $ 5,886       $ 4,646      $25,781      $15,849
  Pro forma                                  5,514         4,279       24,831       14,907
Net income per diluted share:
  As reported                              $   .44       $   .35      $  1.93      $  1.23
  Pro forma                                    .42           .33         1.86         1.16

   The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the nine months ended March 29, 2003 was $5.72. No options were granted during the three months ended March 29, 2003.

7. Other Comprehensive Income
-----------------------------

  Other Comprehensive Income consists of foreign currency translation adjustments, pension adjustments, unrealized gains and losses on investments and changes in the fair market value of cash flow hedges. The Company's comprehensive income is set forth below:

                                              Three Months Ended       Nine Months Ended
                                             Mar. 29,     Mar. 30,    Mar. 29,     Mar. 30,
                                              2003         2002        2003         2002
                                            --------      -------     --------     --------
Net Income                                 $  5,886      $ 4,646     $ 25,781     $  15,849

Changes in:

Unrealized (losses)/gains
   on investments,
   net of tax                                  (102)         (20)         109           (65)

Foreign currency
   translation adjustments, net               1,091          (60)         746          (698)

Unrealized gains/(losses) on derivatives
   held for hedging purposes, net of tax        284        1,102        2,711          (331)
                                            --------      -------     --------      --------
Comprehensive income                       $  7,159      $ 5,668     $ 29,347     $  14,755
                                            ========      =======     ========      ========



The Company's accumulated other comprehensive loss is set forth below:

                                           Balance       Balance
                                           Mar. 29,      June 29,
                                            2003          2002
                                          ---------    ----------
Unrealized losses
   on investments,
   net of tax                              $  (183)   $  (292)
Foreign currency
   translation adjustments, net             (2,872)    (3,618)
Pension adjustments, net of tax               (305)      (305)
Unrealized losses on derivatives
   held for hedging purposes, net of tax      (485)    (3,196)
                                           --------    -------
Total                                      $(3,845)   $(7,411)
                                           ========    =======

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

 The Company evaluates segment performance and allocates resources based on a profit from operations measure. This measure is similar to income from operations as reported on the statements of consolidated income in that it excludes interest and other income and expense. This measure, however, also excludes certain items that are reported within income from operations. These include management incentive compensation, amortization, integration charges, restructuring charges, impairment charges and corporate expenses. The chief operating decision-maker, in assessing segment results, does not consider these items. In order to reconcile the segment numbers to the Company's income before income taxes, adjustments representing the items listed above totaling $4,994 and $8,646 for the three months and $14,975 and $26,438 for the nine months ended March 29, 2003 and March 30, 2002, respectively, need to be made to the reported segment results.

   Net sales and profit from operations for each of the Company's business segments are set forth below:

                                                        Packaging
                 Direct       Direct                    and Display
                 Marketing-US Sales-US     Apparel      Products     International   Total
                 -----------  -----------  -----------  -----------  -------------   ------

Three months ended
Mar. 29, 2003
  Net sales      $62,626      $27,439      $ 9,319       $18,577       $ 9,306       $127,267
  Profit (loss)
   from
   operations     13,126        2,815       (1,347)          278           152         15,024
  Less
   adjustments
   listed above                                                                         4,994
  Income before
   income taxes                                                                      $ 10,030




Three months ended
Mar. 30, 2002
  Net sales      $66,466     $27,066       $11,960       $18,342       $9,045        $132,879
  Profit (loss)
   from
   operations     13,691       2,620          (992)          411          457          16,187
  Less
   adjustments
   listed above                                                                         8,646
  Income before
   income taxes                                                                      $  7,541




                                                        Packaging
                 Direct       Direct                    and Display
                 Marketing-US Sales-US     Apparel      Products     International   Total
                 -----------  -----------  -----------  -----------  -------------   ------

Nine months ended
Mar. 29, 2003
  Net sales      $207,406     $82,350      $28,924       $60,891       $29,146       $408,717
  Profit (loss)
   from
   operations      47,060       8,824       (2,440)        1,863         1,758         57,065
  Less
   adjustments
   listed above                                                                        14,975
  Income before
   income taxes                                                                      $ 42,090




Nine months ended
Mar. 30, 2002
  Net sales      $217,674     $79,958      $36,951       $59,877       $29,466       $423,926
  Profit (loss)
   from
   operations      47,851       6,769       (1,348)        1,369         2,058         56,699
  Less
   adjustments
   listed above                                                                        26,438
  Income before
   income taxes                                                                      $ 30,261


<PAGE


9. New Accounting Pronouncements
-------------------------------


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

  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reported results. The Company adopted this Statement in the third quarter of fiscal year 2003.


10. Contingencies
-----------------

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

11. Subsequent Events
------------------------

  On March 31, 2003, the Company acquired certain assets of the payroll division of Parkwood Computer Services, Inc. for consideration of approximately $1,121. The newly formed NEBS Payroll Service Limited will offer payroll services to small businesses across Canada. The purchase price, including acquisition costs, was allocated to the net tangible assets acquired based on the fair value of such assets. The excess cost over fair value of the net tangible assets acquired was $445, of which $41 and $37 were allocated to customer lists and tradenames, respectively, and the balance of $367 to goodwill. These allocations are subject to final valuations. The Company does not believe these initial allocations will change materially.

  On April 23, 2003, the Company entered into a definitive agreement to acquire all the outstanding shares and retire the debt of Safeguard Business Systems, Inc., a manufacturer and marketer of checks, check-writing systems and business forms to small businesses. The Company will pay $72,500 in cash, subject to a post-closing working capital adjustment. The transaction is anticipated to close in early June 2003, subject to regulatory and Safeguard Business Systems shareholder approvals.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------


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





Results of Operations
---------------------

   Net sales decreased $5.6 million or 4.2% to $127.3 million in the third quarter of fiscal year 2003 from $132.9 million in last year's third quarter. The sales change included decreases of approximately $3.8 million in the Direct Marketing-US segment and $2.6 million in the Apparel segment and are primarily attributable to weakness in the economy and, with respect to the Apparel segment, reduced discretionary business spending by corporate customers. These decreases were partially offset by an increase of $.4 million in sales of the Company's Direct Sales-US segment which is benefiting from the implementation of direct marketing strategies and $.2 million in sales in the Packaging and Display Segments which is benefiting from improved order rates from larger customers in the manufacturing market. Net sales in the International segment increased $.2 primarily as a result of foreign currencies strengthening against the U.S. dollar.


   Net sales decreased $15.2 million or 3.6% to $408.7 million for the first nine months of fiscal year 2003 from $423.9 million in last year's comparable period. The sales change included decreases of approximately $10.3 million in the Direct Marketing-US segment, $8.0 million in the Apparel segment and are primarily attributable to weakness in the economy and, with respect to the Apparel segment, reduced discretionary business spending by corporate customers. A decrease of $.3 million in the International segment was principally due to the timing of shipments in the first quarter offset by foreign currencies strengthening against the U.S. dollar for the first nine months. These decreases were partially offset by increases of $2.4 million in sales of the Company's Direct Sales-US segment which is benefiting from the implementation of direct marketing strategies and $1.0 million in the Packaging and Display segment which is benefiting from improved order rates from larger customers in the manufacturing market.


   For the third quarter of fiscal year 2003, cost of sales improved to 43.0% of sales from 44.1% in last year's comparable period. For the first nine months of fiscal year 2003, cost of sales improved to 42.1% from 43.5% in last year's comparable period. This is the result of a shift in channel and product mix, which resulted in a lower percentage of total sales coming from the Apparel segment. The Apparel segment has higher cost of sales as a percentage of sales than the other segments. In addition, gross margin in the Apparel segment improved due to a shift in their sales mix tied to lower sales to wholesalers. The Company also benefited from improvements in material costs as a result of favorable vendor negotiations. Cost of sales as a percent of sales is expected to increase slightly for the remainder of the fiscal year.*


   Selling and advertising expense increased to 35.0% of sales in the third quarter of fiscal year 2003 as compared to 34.7% of sales in last year's comparable quarter as a result of the effect of call center fixed costs and the sales decrease as well as an increase in the channel mix percent of the Direct Sales-US segment which has a higher selling and advertising percent of sales relative to the other segments. These increases were partially offset by lower amortization expense. For the first nine months of fiscal year 2003, selling and advertising expense decreased to 34.3% as compared to 34.4% of sales in last year's comparable period the result of cost management and lower amortization expense. Selling and advertising expense as a percentage of sales is expected to decrease slightly for the remainder of the fiscal year.*


   General and administrative expense increased to 13.7% of sales in the third quarter of fiscal year 2003 from 13.0% of sales in last year's comparable quarter. The increase is due to higher legal expense and the effect of the sales decrease offset by lower incentive compensation. For the first nine months of fiscal year 2003, general and administrative expense increased to 13.7% of sales from 12.7% in last year's comparable period. The increase is due to higher incentive compensation, legal costs and realized losses on deferred compensation investments in the first nine months in fiscal year 2003 as compared to last year's comparable period. General and administrative expense as a percent of sales is expected to increase slightly for the remainder of the fiscal year.*

     During fiscal year 2001, the Company undertook two separate restructuring actions.  The first resulted in a restructuring charge of $3.5 million in fiscal year 2001 and an additional charge of
$1.0 million in fiscal year 2002 to provide for costs primarily associated with the Company's decision to more closely align its direct marketing and direct sales activities.  As part of the restructuring program, the McBee US headquarters was relocated from Parsippany, New Jersey to the
RapidForms facility in Thorofare, New Jersey.  In addition, the McBee manufacturing plant in
Damascus, Virginia was closed and a portion of leased warehousing space occupied by Chiswick in
Sudbury, Massachusetts was vacated.  In Canada, the McBee sales and marketing organizations were combined with NEBS Direct Marketing and began operating under the NEBS name.  Approximately 140 employees were affected by the restructuring either through elimination of their positions or relocation.

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
                     First Restructuring  Second Restructuring
                                          Employee
                     Facility             termination   Facility
                     closure costs        benefit costs closure costs      Total
Three Months Ended   -------------        ------------- -------------    ---------
  Mar. 29, 2003

Balance
  Dec. 28, 2002      $  850               $  116        $    0          $  966

Payments
 for the period        (124)                 (34)            0            (158)
                     -------              -------       -------         -------
Balance
  Mar. 29, 2003      $  726               $   82        $    0          $  808
                     =======              =======       =======         =======


                     First Restructuring  Second Restructuring
                                          Employee
                     Facility             termination   Facility
                     closure costs        benefit costs closure costs      Total
Nine Months Ended     -------------        ------------- -------------    ---------
  Mar. 29, 2003

Balance
  June 29, 2002      $1,038               $  166        $  451           $1,655

Payments
 for the period        (312)                 (84)         (451)            (847)
                     -------              -------       -------          -------
Balance
 Mar. 29, 2003       $  726               $   82        $    0           $  808
                     =======              =======       =======          =======


     The activities related to all restructuring actions identified above are anticipated to be completed by the Company during fiscal year 2003 with the exception of lease payments, which may extend beyond this time frame.


<PAGE


   Interest expense was 1.3% of sales in the third quarter of fiscal year 2003 as compared to 2.5% of sales in the prior year's comparable period. In the first nine months of fiscal 2003 interest expense was 1.6% of sales as compared to 2.4% of sales in the prior year's comparable period. The decrease is the result of a lower average balance of debt outstanding as compared to the same period last year. Proceeds from the sale of the Company's investment in Advantage Payroll Services, Inc., along with net cash provided by operating activities, were used to reduce the debt.

   The provision for income taxes as a percentage of pretax income was 41.3% for the third quarter and 38.8% for the first nine months of fiscal year 2003 compared to 38.4% for both the same quarter in the prior year and the first nine months of fiscal year 2002. The change is the result of an increase in the required state tax provision due to recently enacted tax legislation.
The provision for income taxes as a percentage of pretax income is expected to remain consistent with the first nine months of fiscal year 2003 for the remainder of the current year.*

Critical Accounting Policies
----------------------------
   The Company's discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, bad debts, inventories, intangible assets, and income taxes. Estimates and judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant estimates and judgments used in preparation of its consolidated financial statements.

   Revenue is recognized on product sales at the point in time when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains purchase authorizations from its customers for a specified amount of product at a specified price and considers delivery to have occurred at the point of shipment. While the Company does provide its customers with a right of return, revenue is not deferred. Rather, a reserve for sales returns is provided based on extensive historical experience.

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

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Consensus No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Adoption of this Statement is required for exit activities initiated after December 31, 2003

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reported results. The Company adopted this Statement in the third quarter of fiscal year 2003.




Liquidity and Capital Resources
-------------------------------

   Cash provided by operating activities for the nine months ended March 29, 2003 was $34.4 million and represented a decrease of $16.6 million from the $51.0 million provided in the comparable period last year. This decrease in cash provided by operating activities was due to the impact of the after tax cost of terminating interest rate swaps and income taxes related to the gain on the sale of equity interests in Advantage Payroll Services, Inc., as well as the benefit from an inventory reduction in last year's comparable period versus an increase in the current year.

   Working capital at March 29, 2003 totaled $60.6 million, including $5.7 million of cash and short-term investments. At June 29, 2002, working capital was $56.5 million, including cash and short term investments of $6.1 million. The increase in working capital is primarily the result of terminating interest rate swaps and timing of accounts payable partially offset by a decrease in accounts receivable due to a reduction in days sales outstanding.


   Capital expenditures for the nine months ended March 29, 2003 were $11.5 million as compared to $11.4 million during last year's comparable period. Capital expenditures in the first nine months of fiscal year 2003 included improvements in our information systems' infrastructure and investments to enhance manufacturing capability. The Company anticipates that total capital outlays will approximate $16.0 million in fiscal year 2003, which will include additional planned improvements in our information systems' capabilities and investments to enhance manufacturing capability.*

   In July 2002, the Company invested, through the exercise of warrants, an additional $5.4 million in the common stock of Advantage Payroll Services, Inc. ("Advantage"). In September 2002, Advantage merged with Paychex, Inc. At closing, the Company received the first payment of proceeds from the merger transaction of $42.3 million and the Company recognized a $6.3 million gain on the sale of its long-term investment. In the second quarter, the Company received the second payment of proceeds and recognized a gain of $4.1 million. In the third quarter, the Company received the third and final payment of proceeds and recognized a gain of $1.0 million. The Company recognized a total gain of $11.4 million for the nine months ended March 29, 2003.

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

   During the nine months ended March 29, 2003, $4.9 million was spent to repurchase 221 thousand shares of the Company's common stock. There were no repurchases of the Company's common stock during fiscal year 2002.

   In addition to its present cash and short-term investment balances, the Company has historically generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. The Company currently has a committed, unsecured, revolving credit agreement for $200 million. The credit agreement contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. The Company is in compliance with these covenants. At March 29, 2003, the Company had $46.0 million outstanding under this arrangement.

   In November 2001, the Company entered into a $50 million Note Purchase Agreement with The Prudential Insurance Company of America. Under this agreement, the Company borrowed at the Eurodollar rate plus a spread for one year, after which the interest rate was fixed at a rate of 7.23%. This agreement contains various restrictive covenants, which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. The Company is in compliance with these covenants. At March 29, 2003, the Company had $50.0 million outstanding under this arrangement.

   In order to effectively fix the interest rate on a portion of the debt outstanding under the revolving credit agreement, the Company as of March 29, 2003 had one interest rate swap agreement with one of the banks party to the credit agreement. This swap agreement contains a notional principal amount and other terms (including rate of interest paid and received and maturity date) determined with respect to the Company's forecasts of future cash flows and borrowing requirements. At March 29, 2003 the notional principal amount outstanding under the interest rate swap agreement totaled $20.0 million. In the first nine months of fiscal year 2003, a credit of approximately $16 thousand was transferred from other comprehensive income to earnings related to the ineffective portion of the Company's swaps. A credit of approximately $25 thousand was transferred during the comparable period in the prior year. During the first nine months of fiscal year 2003, the Company terminated three other interest rate swaps at a pretax cost of $3.3 million.

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

   Our printed product lines face increased competition from various sources such as office supply superstores. Increased competition may require us to reduce prices or offer other incentives in order to attract new customers and retain existing customers, which could reduce our profits.

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

   We use a limited number of vendors to provide key services to our business. Examples of this are as follows:

- we use MCI and Qwest Communications International to provide a majority of the toll-free telephone lines for our direct marketing business,

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

   The acquisition of complementary businesses that address our target small business market has been important to our growth strategy. We intend to continue this acquisition activity in the future. The success of this activity depends on the following:

- our ability to identify suitable businesses and to negotiate agreements on acceptable terms,

- our ability to obtain financing through additional borrowings, by issuing additional shares of common stock, or through internally generated cash flow, and

- our ability to achieve anticipated savings and growth and avoid disruption to our existing businesses and the customers of acquired businesses.

   In evaluating a potential acquisition, we conduct a business, financial and legal review of the target. This review is intended to support our assumptions with respect to the projected future performance of the target and to identify the benefits and risks associated with those assumptions. We cannot be certain that our review will identify all potential risks associated with the purchase, integration or operation of acquired businesses. Unanticipated risks and/or performance inconsistent with our pre-acquisition expectations may adversely affect the benefits that we expect to obtain from any given acquisition and could result in an impairment of intangible assets, which would reduce our reported earnings for the period the impairment occurs.

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

   During the first nine months of fiscal year 2003 as part of paying down floating rate debt, the Company terminated three interest rate swap agreements with a notional amount of $75.0 million with two commercial banks. These interest rate swaps were no longer needed to hedge the reduced level of the Company's floating rate debt. The Company was required to make termination payments equivalent to the fair value of the swaps totaling $3.3 million. This amount, which was reclassified from other comprehensive income to other expense, represents a loss on settlement of interest rate swaps to terminate the agreements.

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


Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------
    Not applicable.




Item 5.  OTHER INFORMATION
--------------------------
    Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
    a. Exhibits

       Exhibit No.  Description
       ----------   -----------

         10.1 Third Amendment to Second Amended and Restated Revolving Credit Agreement dated as of March 13,
                    2003, by and between the Company, Fleet National
                    Bank, and certain other financial institutions.
         10.2 Fourth Amendment to Second Amended and Restated Revolving Credit Agreement dated as of April 18,
                    2003, by and between the Company, Fleet National
                    Bank, and certain other financial institutions.
         10.3* New England Business Service, Inc. Deferred Compensation Plan Trust Agreement dated August 29, 2002.
         10.4* New England Business Service, Inc. Supplemental Executive Retirement Plan, effective January 4,
                    1999, as amended and restated effective April 25, 2003.
         10.5* First Amendment to Change in Control and Severance Agreement dated May 5, 2003 between the Company and Robert J. Murray.
         10.6* Form of First Amendment to Change in Control Severance Agreement dated May 5, 2003 between the Company and certain executive officers of the Company listed in
                    Exhibit 10.18.2 to the Company's Annual Report on
                    Form 10-K for the fiscal year ended June 29, 2002.
         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

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


                                            NEW ENGLAND BUSINESS SERVICE,INC.
                                            ---------------------------------
                                                      (Registrant)



May 12, 2003
-----------------                           /s/Daniel M. Junius
                                            --------------------
Date                                        Daniel M. Junius
                                            Executive Vice President-Chief
                                            Financial Officer
                                            (Principal Financial Officer)

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

May 12, 2003                                /s/Robert J. Murray
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

May 12, 2003                                /s/Daniel M. Junius
-----------------                           --------------------
Date                                        Daniel M. Junius
                                            Executive Vice President-Chief
                                            Financial Officer
                                            (Principal Financial Officer)