Form 10-K
period 2003-06-28
NEW ENGLAND BUSINESS SERVICE INC
filed 2003-09-05
CIK 205700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2003

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

Yes ☒                No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒                No ☐

The aggregate market value of the Registrant’s Common Stock, par value $1.00 per share, held by stockholders who are not affiliates of the Registrant at August 29, 2003 as computed by reference to the closing price of such stock on that date was approximately $380,431,913.

The number of shares of Registrant’s Common Stock, par value $1.00 per share, outstanding at August 29, 2003 was 13,210,145.

Documents Incorporated By Reference

Portions of the Proxy Statement sent to stockholders in connection with the Annual Meeting to be held on October 24, 2003 are incorporated by reference into Items 10, 11, 12 and 13 (Part III) of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this report on Form 10-K.

New England Business Service, Inc.

2003 ANNUAL REPORT

ON FORM 10-K

PART I

ITEM 1.	BUSINESS

New England Business Service, Inc. (the “Company”) was founded in 1952, incorporated in Massachusetts in 1955 and reincorporated in Delaware in 1986. The Company designs, produces and distributes business forms, checks, envelopes, labels, greeting cards, signs, stationery and related printed products, and distributes packaging, shipping and warehouse supplies, software, work and promotional apparel, advertising specialties and other business products through direct mail, direct sales, telesales, dealers, dedicated distributors and the Internet to small businesses throughout the United States, Canada, the United Kingdom and France. The Company also markets and sells payroll services provided by a payroll services company on a private label basis in the United States and in Canada through its wholly-owned subsidiary. The Company also designs, embroiders and sells specialty apparel products through distributors and independent sales representatives to the promotional products/advertising specialty industry, primarily in the United States. During the past five years the Company has completed several acquisitions which are described below.

In June 1998, the Company acquired all the outstanding shares of McBee Systems, Inc. and substantially all of the assets of McBee Systems of Canada, Inc. (collectively “McBee”) for consideration of approximately $48.5 million in cash (net of cash acquired) and $12.6 million in Company common stock. McBee manufactures and markets checks and related products to small businesses in the United States and, at the time of the acquisition, in Canada through a dedicated field sales force. The McBee business operation in the United States is reported in the Direct and Distributor Sales segment and the Canadian operation has been combined with the Company’s other operations in Canada and is reported in the International segment.

In July 2000, the Company acquired all the outstanding shares of PremiumWear, Inc. (“PremiumWear”). The purchase price was $13.50 per share in cash and totaled approximately $39.0 million (net of cash acquired) for the shares plus debt assumed of $3.9 million. PremiumWear designs, embroiders and sells specialty apparel products through distributors and independent sales representatives to the promotional products/advertising specialty industry, primarily in the United States and makes up the Apparel segment.

In March 2003, the Company acquired certain assets of the payroll division of Parkwood Computer Services, Inc. for consideration of approximately $1.2 million in cash. The newly-formed NEBS Payroll Service Limited offers payroll services to small businesses across Canada and is reported in the International segment.

In June 2003, the Company acquired all the outstanding shares of Safeguard Business Systems, Inc. (“SBS”) for consideration of approximately $74.6 million in cash (net of cash acquired). The purchase price is also subject to a post-closing working capital adjustment. SBS manufactures and markets a line of checks, check-writing systems and business forms to small businesses through a network of approximately 360 dedicated distributors in the United States and Canada. SBS is reported in the Direct and Distributor Sales segment.

The Company has identified five reportable segments. The first segment is “Direct Marketing-US” and represents those business operations that sell principally printed products such as checks and business forms to small businesses through direct marketing in the United States. The second segment, “Direct and Distributor Sales,” also sells primarily checks and business forms to small businesses; however, they sell through a direct sales force and both dedicated and independent distributors to small businesses in the United States and Canada. The third segment, “Apparel”, utilizes independent sales representatives to market its specialty apparel products and to solicit orders from customers in the promotional products/advertising specialty industry. “Packaging and Display Products”, the fourth segment, primarily resells packaging and shipping supplies and retail signage marketed through a combination of direct marketing and direct selling efforts. The fifth segment, “International”, sells principally printed products such as checks and business forms to small businesses in Europe and Canada through direct marketing, independent distributors or by directly selling to the customer.

Additional financial information regarding the segments, including the net sales and operating profit attributable to each of the Company’s segments for the last three fiscal years, is contained in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Products

The Company’s product lines consist of an extensive range of standardized imprinted manual and computer forms, custom forms, checks and check-writing systems, envelopes, labels, greeting cards, signs, stationery and other printed products principally designed and imprinted in-house. Most forms are either specifically designed for individual lines of business or are of a type generally used by small businesses and professional offices. In addition, the Company distributes a variety of other business products commonly used by small businesses, including merchandising displays, presentation folders, promotional products, personalized apparel and software. These products are primarily sold through the Direct Marketing-U.S., Direct and Distributor Sales and International segments. The Company, primarily through its Packaging and Display Products segment, also distributes a variety of industrial shipping and packaging products including corrugated boxes, polyethylene bags, tape, labels and shrink wrap as well as retail packaging supplies such as bags, ribbons, gift wrap and bows. The Company’s full range of products is enhanced by high quality, fast delivery, competitive prices and extensive product guarantees.

The Company’s standard manual forms include billing forms, work orders, job proposals, purchase orders, invoices and personnel forms. Standard manual forms are designed to provide small businesses with the financial and other business records necessary to efficiently manage a business. The Company’s stationery line, including letterhead, envelopes and business cards, is available in a variety of formats and ink colors designed to provide small businesses with a professional image. Checks and check-writing systems are designed to facilitate payments, the recording of transactional information and the posting of related bookkeeping entries.

The Company also offers a full line of printed products compatible with most accounting software packages commonly used by small businesses. The Company’s computer forms, including checks, billing forms, work orders, purchase orders and invoices, provide computer-compatible records necessary to efficiently manage a business.

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

The Company also sells the Company Colors® line of personalized apparel, including an array of jackets, shirts, pants, hats, sweatshirts, and uniforms commonly worn in the workplace. The Company Colors line may be embroidered with business names, logos, and employee names to provide a small business with a coordinated and professional image.

The Company distributes Form Magic®, a proprietary form-filling software package, third-party accounting software including Peachtree’s One-Write Plus® and Intuit’s Quickbooks®, and a line of products designed by Elibrium, Inc. Software distributed by the Company is designed to perform a variety of the tasks required to manage and promote a small business, and is compatible with certain business forms and other printed products offered by the Company.

The Company, primarily through its Packaging and Display Products segment, sells packaging and shipping supplies, including bags and bag closures, bubble and polystyrene fill, wrapping materials, boxes, tapes and mailers, used principally by small wholesalers, manufacturers and distributors to package, distribute and market their products. The Company’s line of retail supplies, including signs, merchandising supplies, bags, ribbons, gift wrap and bows, is used by small retailers to display, market and package their products.

The Company, through its PremiumWear subsidiary, sells principally knit and woven sport shirts under the Munsingwear®, Jockey® and Field & Stream® labels to promotional products/advertising specialty customers pursuant to licenses from PEI Licensing, Inc., Jockey International, Inc. and Field & Stream Licenses Company, respectively. The Company sells its owned Page & Tuttle® brand of knit golf shirts and coordinated apparel to advertising specialty customers and golf course pro shops throughout the United States. Distribution of PremiumWear products to customers is accomplished through independent sales representatives. Also, PremiumWear receives commission income from representing other companies’ products to the promotional products industry.

Principally through its Direct and Distributor Sales segment, the Company sells payroll and payroll tax-filing services to small businesses in the United States on a private-label basis pursuant to a distribution agreement with a payroll services company. The service is designed to manage payroll processing and compliance by calculating and submitting all payroll tax payments and deposits to the federal, state and local tax jurisdictions, fulfilling regulatory payroll reporting requirements and delivering payroll checks. Payroll services are also sold through the Company’s Canadian operation to small businesses in Canada.

For a further discussion of the risks and uncertainties associated with customer preferences and the market for forms and related printed products and apparel, see “Certain Factors That May Affect Future Results” included in Part II, Item 7 to this Annual Report on Form 10-K.

Product Development and Research

Products sold by all of the Company’s segments are designed either by an in-house product development staff or are obtained from third-party sources. The Company relies upon direct field research with customers and prospects, focus groups, mail surveys, feedback from independent distributors, salespeople and representatives, and unsolicited suggestions to generate new product ideas. Product design efforts are accomplished or directed by Company design personnel who employ manual and computer design methods to create products. Product design efforts range from minor revisions of existing manual business forms to the creation of an entirely new line of products such as the Company Colors line of work and promotional apparel. Throughout the design process, the Company solicits comments and feedback from customers and prospects, and tests market acceptance through a variety of methods.

For a further discussion of the risks and uncertainties associated with the technological changes affecting future demand for the Company’s business forms and related products, see “Certain Factors That May Affect Future Results” included in Part II, Item 7 to this Annual Report on Form 10-K.

Sales and Marketing

The Company has four distinct channels of distribution. The Company’s primary channel, used by all segments except for Apparel, is direct mail, through which up to 100 million pieces of promotional advertising offering the Company’s products are delivered by mail to customers and prospective customers each year under the NEBS®, RapidForms®, McBee®, Chiswick®, Histacount®, SYCOM®, R&M Retail Merchandising Products®, Visual Display Solutions®, Bags & Bows®, NCS National Clothier Supply®, Main Street®, Holiday Expressions®, Ad Ideas™, ASH®, NAPCO®, Education Matters®, Company Colors®, Business Envelopes™ and SFL™ brand names. The Company’s direct mail efforts are supplemented by the prospecting and account development efforts of an outbound telemarketing group.

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

The Company’s promotional materials include several catalogs containing a comprehensive display of the Company’s forms and checks, work and promotional apparel, packaging supplies and retail merchandising supplies product offerings. In addition, the Company utilizes smaller catalogs focused on specific products or targeted to a specific small business segment, promotional circulars with samples, flyers, and inserts included with invoices, statements and product shipments. To a lesser extent, the Company relies on advertising space in magazines and post card packages to generate sales leads from prospective customers. The Company utilizes the United States or local country postal service for distribution of most of its advertising materials.

The Company’s second principal channel of distribution, used primarily by the Direct and Distributor Sales and to a lesser extent by the Packaging and Display Products and International segments, is through a field sales organization of approximately 400 employees, primarily dedicated to marketing McBee-brand checks and check-writing systems, Chiswick-brand packaging and shipping supplies, or Russell & Miller-brand retail merchandising and display products. Initial order support, product reorders and routine service is provided by a network of customer service representatives located throughout the United States and Canada.

The principal focus of the McBee sales force in the Direct and Distributor Sales segment is to generate first-time buyers for check and check-writing system products. An additional focus for the McBee sales force is selling payroll services. Prospective customer leads are generated for the McBee sales force under referral arrangements with accountants servicing small businesses and commercial banks representing approximately 30,500 geographically dispersed branch offices. The McBee sales effort typically targets small business customers with fewer than ten employees. The principal focus of the Chiswick and Russell & Miller sales forces in the Packaging and Display Products segment is to develop high-potential customer relationships initially established through the direct mail channel. The Chiswick and Russell & Miller sales efforts typically focus on businesses with more than 100 employees or retail chains with geographically dispersed store locations.

The Company’s third principal distribution channel is through independent local dealers and distributors used primarily by the Direct and Distributor Sales segment. The Company distributes a full line of standard and custom printed products, including manual and computer forms, checks, greeting cards and labels through this channel. The more significant component of this channel is the approximately 360 Safeguard dealers who exclusively market Safeguard® products throughout North America. In addition, the Company has a network of approximately 26,000 independent dealers comprised of local printers and print distributors, office supply dealers, ad specialty dealers, computer retailers and computer systems value-added resellers.

The Company’s PremiumWear subsidiary represents the fourth channel of distribution by utilizing independent sales representatives to market its products and to solicit orders from customers. All products are distributed to customers through PremiumWear’s distribution facility in Tennessee.

The Company also has entered into alliance marketing agreements with third-party vendors to offer payroll, accounting and workers compensation services to the Company’s customers. Revenue from these alliances is generated in the form of royalties and commissions received from the third-party vendors.

The Company believes that its sophisticated and extensive marketing databases, customer/prospect lists and referral sources used by most segments constitute a competitive advantage. The Company is able to select names and plan promotions based on a variety of attributes including status as a customer or prospect, line of business, number of employees, product purchase history, purchase frequency or purchase dollar volume. With this data, the Company is able to create and deliver cost-effective marketing programs to small businesses through direct mail, direct sales, outbound telemarketing, the Internet or the dealer channel.

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

In response to a customer order for a printed product, the Company’s base printed products are personalized with a variety of imprint options including customer name, address, phone number, consecutive numbering and logo. The Company operates equipment specifically designed to meet the demands of short-run personalized printing. Typesetting and imprinting of customer headings are accomplished with automated typesetting and layout systems, platemaking systems, letter presses, offset presses and digital presses. In addition, the Company utilizes manual and semi-automatic bindery equipment. A number of the Company’s imprinting presses have been designed internally or substantially modified to meet the short-run demands of small businesses. These specialized presses allow the Company to produce small-order quantities with greater efficiency than would be possible with stock equipment available from typical printing press-equipment suppliers.

Due to business primarily from within the Packaging and Display Products segment, the Company has significant revenue generated by the sale of stock business products produced by third parties, but shipped to customers by the Company, including industrial packaging and warehouse supplies, and retail supplies. The Company principally utilizes a “pick and pack” operation to aggregate stock products from warehoused inventory into distinct order groups and to package these order groups for shipment to the customer. The Company’s stock business products are obtained from a large number of suppliers at competitive prices. In addition, the Company relies on a limited number of suppliers to produce and drop-ship products directly to Company customers. The Company believes that alternative sources are generally available for products purchased from third-party vendors and is continually evaluating its sourcing of these third-party supplied products. PremiumWear, which comprises the Apparel segment, primarily sources its product from “full package” manufacturers outside the United States. These “full package” manufacturers produce a finished garment, and do not require PremiumWear to do any additional assembly. There currently is reasonable availability of raw materials, manufacturing and assembly capacity for the product lines in this segment.

The Company does not operate with a significant backlog of orders. The Company’s objective is to produce and ship product as expeditiously as possible following receipt of a customer’s order. Approximately 70% of printed products are routinely produced and shipped within one day and approximately 90% within four days of order. The Company’s stock business products are routinely shipped within 24 hours of receipt of a customer order. Approximately 53% of apparel products were shipped within one day and substantially all within five days of order.

To facilitate expeditious production and shipment of product, the Company maintains inventories of unprinted paper ($4.6 million at June 28, 2003), and partially printed business forms, packaging, shipping and retail supplies, work and promotional apparel and related business products ($35.2 million at June 28, 2003).

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

At present, the Company is aware of more than twenty major independent companies or divisions of larger companies in its geographic markets offering printed products and business supplies to small businesses through direct mail, distributors, or a direct sales force. The primary competitive factors influencing a customer’s purchase decision are product guarantees, breadth of product line, speed of delivery, product quality, price and customer service. The Company believes it is the leading direct provider and marketer of business forms, checks and related printed products to the very small business market in the United States, Canada and the United Kingdom. The Company defines the very small business market as businesses with fewer than 20 employees.

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

Employees

The Company had 4,356 full and part-time employees at June 28, 2003. The Company believes its relationship with its employees to be satisfactory.

Environment

To the Company’s knowledge, no material action or liability exists on the date hereof arising from the Company’s compliance with federal, state and local statutes and regulations relating to protection of the environment.

ITEM 2.	PROPERTIES

The Company’s principal operating facilities are set forth below:

Location	Function	Ownership	Square Footage
Flagstaff, Arizona	Administrative	Owned	25,000
Tucker, Georgia	Manufacturing	Owned	26,000
Groton, Massachusetts	Administrative	Owned	126,000
Townsend, Massachusetts	Manufacturing	Owned	130,000
Maryville, Missouri	Manufacturing	Owned	99,000
Peterborough, New Hampshire	Manufacturing	Owned	129,000
Thorofare, New Jersey	Administrative/ Manufacturing	Owned	127,000
Midland, Ontario	Administrative/ Manufacturing	Owned	130,000
Chester, England	Administrative/ Manufacturing	Owned	36,000

Total Owned Facilities			828,000

City of Commerce, California	Manufacturing	Leased	92,000
Santa Fe Springs, California	Administrative/ Manufacturing	Leased	73,000
Chateau-Renault, France	Manufacturing	Leased	13,000
Lithia Springs, Georgia	Warehouse	Leased	91,000
Sudbury, Massachusetts	Administrative/ Warehouse	Leased	117,000
Minnetonka, Minnesota	Administrative	Leased	27,000
Athens, Ohio	Administrative/ Manufacturing	Leased	215,000
Brampton, Ontario	Manufacturing	Leased	9,000
Fort Washington, Pennsylvania	Administrative	Leased	51,000
Harleysville, Pennsylvania	Administrative	Leased	18,000
Lansdale, Pennsylvania	Manufacturing	Leased	104,000
North Wales, Pennsylvania	Manufacturing	Leased	40,000
Clarksville, Tennessee	Manufacturing	Leased	140,000
Dallas, Texas	Administrative	Leased	36,000
Various Sales Offices in the United States and Canada	Administrative	Leased	54,000

Total Leased Facilities			1,080,000

The Company believes its existing production and office facilities are adequate for its present and foreseeable future needs.

ITEM 3.	LEGAL PROCEEDINGS

On June 30, 2000, a complaint entitled “Perry Ellis International, Inc. v. PremiumWear Inc.”, was filed. The Company was subsequently named a co-defendant. The amended complaint relates to a Right of First Refusal Agreement dated as of May 22, 1996 (the “RFR Agreement”) between the plaintiff and PremiumWear, Inc., and to the Company’s acquisition of all the outstanding shares of PremiumWear in July 2000. In the amended complaint, the plaintiff alleges breach of the RFR Agreement and breach of an implied covenant of good faith and fair dealing against PremiumWear as a result of PremiumWear’s alleged failure to notify the plaintiff of certain discussions between PremiumWear and the Company preceding the Company’s agreement to purchase all of the outstanding shares of PremiumWear. The amended complaint also alleges that the Company tortiously interfered with the plaintiff’s rights under the RFR Agreement by allegedly inducing PremiumWear to breach its obligations to the plaintiff under the RFR Agreement. The plaintiff is seeking damages in an unspecified amount, attorneys’ fees, interest and costs. The Company believes the allegations in the amended complaint are without merit and intends to defend the lawsuit vigorously.

On July 24, 2002, a class action lawsuit entitled “OLDAPG, Inc. v. New England Business Service, Inc.” was filed in the Court of Common Pleas of the Ninth Judicial Circuit in and for Charleston County, South Carolina. The named plaintiff in the lawsuit seeks to represent a class consisting of all persons who allegedly received facsimiles containing unsolicited advertising from the Company in violation of the Telephone Consumer Protection Act of 1991 (the “TCPA”). The plaintiff is seeking statutory damages in the amount of $500.00 per individual violation, which amount can be trebled to $1,500.00 for each violation found to have been “willful and knowing”. The litigation has been settled by agreement between the parties, subject to approval by the Court, on terms which the Company believes will not be material to its financial condition and results of operations.

The Company is also involved in a number of other legal matters related to the business and in the opinion of management the outcome of these matters will not have a material effect on the Company’s consolidated financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 2003.

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

Robert J. Murray, age 62, joined the Company in 1995, and has served as Chairman of the Board and Chief Executive Officer of the Company since that date. From 1995 to 2002 he also served as President of the Company. Mr. Murray retired from The Gillette Company, a diversified consumer products company, in 1995, having been with Gillette for more than 34 years. Mr. Murray served in a variety of capacities during his career at Gillette, and during the four years immediately preceding his retirement, he was Executive Vice-President, North Atlantic Group of Gillette. Mr. Murray has been a director of the Company since 1991 and he is also a director of LoJack Corporation, Allmerica Financial Corporation and the Delhaize Group.

Richard T. Riley, age 47, joined the Company in 1997 in connection with the Company’s acquisition of Rapidforms, Inc., and has served as President and Chief Operating Officer of the Company since 2002. Prior to that, he served as a Senior Vice President of the Company from 1998 to 2002, and as President, NEBS Direct Marketing from 2001 to 2002, as President, Integrated Marketing Services from 2000 to 2001, and as President of Rapidforms from 1992 to 2001. During 1998 he held the additional office of Vice President of the Company. Mr. Riley has been a director of the Company since 2002.

George P. Allman, age 61, joined the Company in 1996, and he served as a Senior Vice President of the Company since 1998. He has also served as President, Distributor Sales since June 2003, and prior to that he served as President, Diversified Operations from 1998 to June 2003. Prior to that he served as Vice President, Diversified Operations from 1996 to 1998, and as Vice President, Retail Sales and Operations during 1996.

Jeffrey W. Angus, age 48, joined the Company in 1995, and has served as Senior Vice President, Information Systems, since 1998. Prior to that, he served as Vice President, Information Systems from 1996 to 1998.

David E. Berg, age 46, joined the Company in 2000 in connection with the Company’s acquisition of PremiumWear, Inc., and has served as a Senior Vice President of the Company since 2000. Mr. Berg has also served as PremiumWear’s President since 1997, and as Chief Executive Officer since 1999. He also served as PremiumWear’s Chief Operating Officer from 1996 to 1999.

John F. Fairbanks, age 42, joined the Company in 1994, and has served as a Senior Vice President of the Company since 1998. He has served as President, Integrated Marketing Services since June 2003, and prior to that he served as President, Chiswick from 1998 to June 2003. Prior to that, he served as Vice President and Chief Financial Officer from 1996 to 1998, and prior to that in different capacities in corporate administration.

Daniel M. Junius, age 51, joined the Company in 1998, and has served as Executive Vice President, Chief Financial Officer and Treasurer since 2002. Prior to that, he served as Senior Vice President, Chief Financial Officer and Treasurer from 1998 to 2002.

Steven G. Schlerf, age 51, joined the Company in 1979, and has served as Senior Vice President, Manufacturing and Technical Operations since 1998. Prior to that, he served as Vice President, Manufacturing and Technical Operations from 1996 to 1998, and prior to that in a variety of capacities in manufacturing and operations.

Robert D. Warren, age 52, joined the Company in 1996, and has served as a Senior Vice President of the Company since 1998. He has also served as President, NEBS Direct Marketing since 2002, and prior to that he served as President, International from 2000 to 2002. Prior to that, he served as Senior Vice President, Business Management and Development from 1998 to 2000, and as Vice President, Business Management and Development from 1996 to 1998.

Hedwig V. Whitney, age 52, joined the Company in 2002, and has served as Senior Vice President, Human Resources since that date. Prior to joining the Company, Ms. Whitney served as Senior Vice President and Director of Human Resources for Fidelity Investments Retirement Services Company, a provider of 401(k) retirement plan services, from 1997 to 2000.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

The Company’s Common Stock is listed and traded on the New York Stock Exchange under the symbol “NEB”. For the fiscal periods indicated, the high and low sales prices for shares of the Company’s Common Stock as reported on the New York Stock Exchange—Composite Transactions Reporting System were as follows:

Fiscal 2003	High	Low	Fiscal 2002	High	Low
1st Quarter	26.59	20.00	1st Quarter	21.37	15.87
2nd Quarter	24.40	20.20	2nd Quarter	19.99	16.58
3rd Quarter	25.61	21.01	3rd Quarter	26.00	18.51
4th Quarter	29.85	23.90	4th Quarter	29.30	23.25

As of August 29, 2003, there were 564 stockholders of record, and the Company believes that as of such date there were approximately 6,000 beneficial owners of the Company’s Common Stock, based on information provided by the Company’s transfer agent. Information with respect to dividends paid on the Company’s Common Stock during the past two fiscal years is shown in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details regarding the shares of common stock issuable upon the exercise of outstanding options, warrants and rights granted under the Company’s equity compensation plans (including individual equity compensation arrangements) as of the end of the last fiscal year. The securities referred to in the table are shares of the Company’s common stock.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders(2)	1,854,000	$22.10	1,155,000

Equity compensation plans not approved by security holders(3)	331,000	$18.49	—

Total	2,185,000	$21.55	1,155,000

(1)	Includes 958,000 shares remaining available for issuance under the NEBS 2002 Equity Incentive Plan and 197,000 shares remaining available for issuance under the Company’s Stock Compensation Plan as of the end of the last fiscal year.
(2)	The number of securities to be issued upon exercise of outstanding options, warrants and rights under equity compensation plans approved by security holders reflects outstanding option grants under the NEBS 2002 Equity Incentive Plan (which includes the NEBS 1990 Key Employee Stock Option and Stock Appreciation Rights Plan and the NEBS 1994 and 1997 Key Employee and Eligible Director Stock Option and Stock Appreciation Rights Plans).
(3)	The material features of these plans are described below.

On February 2, 1996, the Company granted to Robert J. Murray, the Company’s Chairman and Chief Executive Officer, a 10-year option to purchase 250,000 shares of common stock at a price of $18.25 per share, which was the fair market value of the common stock on the date of grant. The option vested as to 25% of the shares covered by the award on the date of grant, and as to an additional 25% of the shares covered by the award on each of the first three anniversaries of the date of grant. The option is generally non-transferable, and is not intended to qualify as an “incentive stock option” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended.

The option was not approved by the Company’s stockholders; however, in connection with the grant of the option, the Company’s Board of Directors reduced the number of shares that were authorized to be issued under the NEBS 1994 Key Employee and Eligible Director Stock Option and Stock Appreciation Rights Plan by 250,000 shares. As of the date of this Annual Report on Form 10-K, Mr. Murray has not exercised any portion of the option.

On August 14, 2000, the Company granted to eighteen key employees of PremiumWear options to purchase an aggregate of 105,083 shares of common stock authorized for issuance under the NEBS 2000 Stock Option Plan for PremiumWear Employees (the “2000 Plan”) at a price of $19.25 per share, which was the fair market value of the common stock on the date of grant. Shares allocable to the unexercised or surrendered portion of any expired or terminated option are available for issuance under future option grants to PremiumWear employees; however, the Company does not currently intend to make any additional option grants pursuant to the 2000 Plan.

With respect to four of the grantees who were executives of PremiumWear, the options vest as to one-third of the shares covered by each award on each of the first three anniversaries of the date of grant, and with respect to one grantee who was an executive of PremiumWear, the option vests as to 50% of the shares covered by the award on each of the first two anniversaries of the date of grant. With respect to the remaining non-executive grantees, the options vest as to 25% of the shares covered by each award on the date of grant, and as to an additional 25% of the shares covered by each award on each of the first three anniversaries of the date of grant, except that all options granted pursuant to the 2000 Plan will vest immediately in case of a change in control of the Company (as defined in the 2000 Plan).

Once vested, the options may be exercised by the holder at any time prior to the cessation of the holder’s employment with the Company or a subsidiary of the Company (or within three months following the holder’s retirement from the Company or a subsidiary), or by the holder’s legal representative within twelve months following the termination of the holder’s employment with the Company or a subsidiary by reason of the holder’s death, but in no event later than ten years from the date of grant. Options granted pursuant to the 2000 Plan are generally non-transferable, and are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended.

Neither the adoption of the 2000 Plan, nor the granting of any options thereunder, was approved by the Company’s stockholders. The options were granted to certain executives of PremiumWear as a material inducement to the executives’ entering into employment agreements in connection with the Company’s acquisition of PremiumWear, and in order to retain the employment of certain other key employees of PremiumWear following such acquisition.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY

(In thousands, except per share amounts and Other Statistics)

For the fiscal year ended	June 28, 2003(A)	June 29, 2002(B)	June 30, 2001(C)	June 24, 2000(D)	June 26, 1999(E)
Income Statement Statistics
Net sales	$551,188	$557,539	$586,091	$523,053	$503,933
Income before income taxes and effect of a change in accounting principle	38,943	40,994	30,726	45,697	43,742
Percent of sales	7.1%	7.4%	5.2%	8.7%	8.7%
Provision for income taxes	18,819	15,742	11,983	16,339	17,291
Percent of income before income taxes	48.3%	38.4%	39.0%	35.8%	39.5%
Net Income before the effect of a change in accounting principle	20,124	25,252	18,743	29,358	26,451
Percent of sales	3.7%	4.5%	3.2%	5.6%	5.3%
Percent of beginning stockholders’ equity	14.7%	22.2%	14.9%	24.2%	23.1%
Per diluted common share	1.51	1.94	1.43	2.12	1.81
Net income	20,124	22,460	18,743	29,358	26,451
Percent of sales	3.7%	4.0%	3.2%	5.6%	5.3%
Percent of beginning stockholders’ equity	14.7%	19.7%	14.9%	24.2%	23.1%
Per diluted common share	1.51	1.73	1.43	2.12	1.81
Dividends per common share	.80	.80	.80	.80	.80

Balance Sheet Statistics
Current assets	$148,335	$122,559	$138,017	$108,216	$97,903
Current liabilities	88,893	66,086	68,606	52,254	45,775
Working capital	59,442	56,473	69,411	55,962	52,128
Current ratio	1.7	1.9	2.0	2.1	2.1
Total assets	418,466	368,922	377,684	323,671	300,262
Long-term debt	156,500	147,900	179,168	133,500	128,000
Obligations under capital lease	1,289	1,560	2,873	2,429	0
Stockholders’ equity	151,171	136,720	113,903	125,729	121,529
Diluted weighted average shares outstanding	13,340	13,006	13,143	13,868	14,640

Cash Flow Statistics
Net cash provided by operating activities	52,958	70,817	55,571	53,104	45,608
Net cash used by investing activities	(49,948)	(32,985)	(65,783)	(33,168)	(16,125)
Net cash provided (used) by financing activities	(5,279)	(38,959)	13,958	(20,086)	(35,619)
Capital expenditures	(16,120)	(15,365)	(26,836)	(21,057)	(16,866)
Depreciation	19,398	18,333	16,464	14,168	12,432
Amortization	7,397	8,542	12,515	11,553	12,413

Other Statistics
Number of employees	4,356	3,611	3,819	3,779	3,727
Number of stockholders	6,000	6,000	6,000	6,000	6,200
Number of 24-month customers (F)	3,049,000	2,511,000	2,650,000	2,602,000	2,526,000
Facilities (in square feet)	1,908,000	1,548,000	1,613,000	1,659,000	1,531,000

(A)	Included in the 2003 results are an $11.8 million net after tax impairment charge, or $.89 per diluted share, to write-off goodwill and long-term contracts relating to the Company’s PremiumWear business within its Apparel business segment, a $.6 million net after tax charge, or $.04 per diluted share, related to restructuring activities, a $1.9 million net after tax charge or $.15 per diluted share, related to the loss on settlement of interest rate swaps and a $7.0 million net after tax gain, or $.52 per diluted share, related to the sale of equity interests in Advantage Payroll, Inc.
(B)	Included in the 2002 results are a $2.8 million impairment charge relating to a change in accounting principle, or $.21 per diluted share, to write-off goodwill relating to the Company’s European business within its International business segment and a $1.1 million net after tax charge, or $.08 per diluted share, related to restructuring and integration activities.
(C)	Included in the 2001 results is a $7.3 million net after tax charge, or $.55 per diluted share, related to restructuring and integration activities.
(D)	Included in the 2000 results is a $.9 million tax benefit, or $.07 per diluted share, from a favorable letter ruling effecting prior years’ taxes.
(E)	Included in the 1999 results is a $.3 million pretax gain, or $.01 per diluted share, from the settlement of the Company’s Canadian defined benefit pension plan.
(F)	Number of customers purchasing within the previous 24 months.

See the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

New England Business Service, Inc. (the “Company”) was founded in 1952, incorporated in Massachusetts in 1955 and reincorporated in Delaware in 1986. The Company designs, produces and distributes business forms, checks, envelopes, labels, greeting cards, signs, stationery and related printed products, and distributes packaging, shipping and warehouse supplies, software, work and promotional apparel, advertising specialties and other business products through direct mail, direct sales, telesales, dealers, dedicated distributors and the Internet to small businesses throughout the United States, Canada, the United Kingdom and France. The Company also markets and sells payroll services provided by a payroll services company on a private label basis in the United States and in Canada through its wholly owned subsidiary. The Company also designs, embroiders and sells specialty apparel products through distributors and independent sales representatives to the promotional products/advertising specialty industry, primarily in the United States. During the past five years, the Company has completed several acquisitions which are described below.

In June 1998, the Company acquired all the outstanding shares of McBee Systems, Inc. and substantially all of the assets of McBee Systems of Canada, Inc. (collectively “McBee”) for consideration of approximately $48.5 million in cash (net of cash acquired) and $12.6 million in Company common stock. McBee manufactures and markets checks and related products to small businesses in the United States and Canada through a dedicated field sales force. The McBee business operation in the United States is reported in the Direct and Distributor Sales segment and the Canadian operation is reported in the International segment.

In July 2000, the Company acquired all the outstanding shares of PremiumWear, Inc. The purchase price was $13.50 per share in cash and totaled approximately $39.0 million (net of cash acquired) for the shares plus debt assumed of $3.9 million. PremiumWear designs, embroiders and sells specialty apparel products through distributors and independent sales representatives to the promotional products/advertising specialty industry, primarily in the United States and makes up the Apparel segment.

In March 2003, the Company acquired certain assets of the payroll division of Parkwood Computer Services, Inc. for consideration of approximately $1.2 million in cash. The newly-formed NEBS Payroll Service Limited offers payroll services to small businesses across Canada and is reported in the International segment.

In June 2003, the Company acquired all of the outstanding shares of Safeguard Business Systems, Inc. (“SBS”) for consideration of approximately $74.6 million in cash (net of cash acquired). The purchase price is also subject to a post-closing working capital adjustment. SBS manufactures and markets a line of checks, check-writing systems and business forms to small businesses through a network of approximately 360 dedicated distributors in the United States and Canada. SBS is reported in the Direct and Distributor Sales segment.

The Company’s fiscal year ends the last Saturday of June. The Company’s results for fiscal years 2002 and 2003 encompassed 52 weeks; fiscal year 2001 encompassed 53 weeks.

The Company has identified five reportable segments. The first segment is “Direct Marketing-US” and represents those business operations that sell principally printed products such as checks and business forms to small businesses through direct marketing in the United States. The second segment, “Direct and Distributor Sales,” also sells primarily checks and business forms to small businesses; however, they sell through a direct sales force and both dedicated and independent distributors to small businesses in the United States and Canada. The third segment, “Apparel”, utilizes independent sales representatives to market its specialty apparel products and to solicit orders from customers in the promotional products/advertising specialty industry. “Packaging and Display Products”, the fourth segment, primarily resells packaging and shipping supplies and retail signage marketed through a combination of direct marketing and direct selling efforts. The fifth segment, “International”, sells principally printed products such as checks and business forms to small businesses in Europe and Canada through direct marketing, independent distributors or by directly selling to the customer.

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

Results of Operations

2003 versus 2002

Net sales decreased $6.3 million or 1.1% to $551.2 million for fiscal year 2003 from $557.5 million in fiscal year 2002. The comparison includes net sales of SBS acquired in June 2003, thus not part of the comparable figures for fiscal year 2002. SBS net sales for the month of June amounted to $12.3 million. Their results are included with the results of the Direct and Distributor Sales segment. The sales decrease by segment was comprised of a $13.6 million or 4.8% decrease in Direct Marketing-US, with lower buyer counts attributable to the economic slowdown. Management also believes economic conditions impacted discretionary spending by corporate customers associated with many of the products offered by the Apparel segment, contributing to a $10.2 million or 20.2% decrease as compared to the prior year. These decreases were partially offset by an increase of $15.7 million or 14.8% in the sales of the Company’s Direct and Distributor Sales segment due to the SBS acquisition and benefits from expanded bank relationships and implemention of direct marketing strategies in McBee. The Packaging & Display segment increased $1.3 million or 1.7%, which benefited from improved order rates from larger customers in the manufacturing market and the International segment increased  $.4 million or 1.1% as a result of the timing of shipments in the first quarter and foreign currencies strengthening against the U.S. dollar.

For fiscal year 2003, cost of sales declined to 42.5% of net sales from 43.4% in fiscal year 2002. This is the result of a shift in channel and product mix, which resulted in a lower percentage of total sales coming from the Apparel segment. The Apparel segment has higher cost of sales as a percentage of sales than the other segments. In addition, gross margin in the Apparel segment improved due to a shift in their sales mix tied to lower sales to wholesalers. The Company also benefited from improvements in material costs as a result of favorable vendor negotiations. SBS did not impact cost of sales as a percentage of sales. Cost of sales as a percent of sales is expected to be slightly lower during fiscal year 2004.*

Selling and advertising expense increased to 34.2% of sales in fiscal year 2003 as compared to 33.9% of sales in fiscal year 2002. This increase is the result of the proportion of sales coming from the Direct and Distributor Sales segment which has a higher selling and advertising expense as a percentage of sales than in the Company’s other business segments due to its selling structure being comprised of a direct sales force and independent distributors. This increase was partially offset by lower amortization expense. Excluding the impact of SBS, selling expense as a percent of sales was 34.0%. Selling and advertising expense as a percentage of sales is expected to be slightly higher during fiscal year 2004.*

General and administrative expense increased to 13.7% of sales in fiscal year 2003 from 12.8% of sales in fiscal year 2002. The increase is due to higher legal expense, executive salaries, Canadian pension expense, incentive compensation and deferred compensation expense. These expense increases constituted .6% points of the .9% point increase from 2002 to 2003. Excluding the impact of SBS, general and administrative expense as a percent of sales was 14.0%. General and administrative expense as a percent of sales is expected to be slightly higher during fiscal year 2004.*

In fiscal year 2003, the Company recognized an impairment charge to write-off goodwill and long-term contracts in the amounts of $9.6 million and $3.6 million, respectively, relating to its PremiumWear business which comprises the Apparel business segment.

During fiscal year 2001, the Company undertook two distinct restructuring actions. The first resulted in a net restructuring charge of $4.5 million in fiscal years 2002 and 2001 to provide for costs primarily associated with the Company’s decision to more closely align its direct marketing and direct sales activities. As part of the restructuring program, the McBee US headquarters was relocated from Parsippany, New Jersey to the existing RapidForms facility in Thorofare, New Jersey. In addition, the McBee manufacturing plant in Damascus, Virginia was closed and a portion of leased warehousing space occupied by Chiswick in Sudbury, Massachusetts was vacated. In Canada, the McBee sales and marketing organizations were combined with NEBS Direct Marketing and began operating under the NEBS name. The second restructuring resulted in a net charge of $3.3 million in fiscal years 2002 and 2001 to provide for costs associated with the Company’s decision to eliminate excess capacity by closing a manufacturing facility in Ogden, Utah and a leased distribution facility in Sudbury, Massachusetts, along with other actions to reduce the workforce in various locations Approximately 315 employees were affected by these restructuring actions either through elimination of their positions or relocation.

During fiscal year 2003, the Company implemented a workforce reduction in specific areas of the business, affecting approximately 44 employees. This action primarily included the closure of a sales office in Canada, as well as targeted reductions of staff in the Company’s direct marketing operation in Groton as well as in Chiswick and PremiumWear. In addition, as part of the purchase accounting for the SBS acquisition and included in the allocation of the acquisition costs, a liability of $3.3 million was recorded to cover the anticipated costs (primarily termination benefits) related to a plan to close redundant SBS manufacturing and warehouse facilities and to reduce manufacturing and administrative personnel. The following is a table of the charges incurred and the cash paid pursuant to these actions (in thousands of dollars):

	2001 Restructuring		2003 Restructuring
	Employee termination benefit costs	Facility closure costs	Employee termination benefit costs	Facility closure costs	Total
Balance June 30, 2001	$3,248	$1,417	$—	$—	$4,665
Charge/(credit) for the period	(641)	1,341	—	—	700
Payments for the period	(2,441)	(1,269)	—	—	(3,710)

Balance June 29, 2002	166	1,489	—	—	1,655
Charge/(credit) for the period	—	(120)	856	262	998
Restructuring costs related to SBS acquisition	—	—	3,000	300	3,300
Payments for the period	(104)	(858)	(250)	(14)	(1,226)

Balance June 28, 2003	$62	$511	$3,606	$548	$4,727

Activities related to all restructuring actions identified above are anticipated to be completed by the Company during fiscal year 2004 with the exception of lease payments, which may extend beyond this time frame.*

Interest expense decreased to 1.5% of sales in fiscal year 2003 from 2.4% of sales in fiscal year 2002. The decrease is the result of a lower average balance of debt outstanding and lower interest rates as compared to the same period last year.

The provision for income taxes as a percentage of pre-tax income increased to 48.3% in fiscal year 2003 from 38.4% in fiscal year 2002. The change is the result of an increase in the required state tax provision due to recently enacted tax legislation and the non-deductible nature of the Company’s goodwill impairment charge described above.

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

Net sales decreased $28.6 million or 4.9% to $557.5 million for fiscal year 2002 from $586.1 million in fiscal year 2001. The comparison for all segments is affected by a 52-week fiscal year in 2002 as compared to a 53-week fiscal year in 2001. The sales decrease by segment was comprised of a $17.3 million decrease in Direct Marketing-US, a $6.3 million decrease in Apparel and a $5.5 million decrease in Packaging and Display Products, which management believes are principally attributable to an economic slowdown. The $1.6 million decrease in International is due to the effect of exchange rate changes. These decreases were partially offset by an increase of $2.1 million in the sales of the Company’s Direct and Distributor Sales segment due to expanding sales presence and bank relationships.

For fiscal year 2002, cost of sales declined to 43.4% of net sales from 43.9% in fiscal year 2001. The Company’s cost management strategies and the effect of actions announced/taken in all segments offset the impact of the decrease in sales on cost of sales.

Selling and advertising expense decreased to 33.9% of sales in fiscal year 2002 as compared to 34.4% of sales in fiscal year 2001. The Company’s adoption of SFAS 142, which decreased the amortization charge in the current fiscal year, positively impacted selling and advertising expense. This decrease was partially offset by a slight increase in the proportion of sales coming from the Direct and Distributor Sales segment, which has a higher selling and advertising expense as a percentage of sales than in the Company’s other business segments due to its selling structure depending on a direct sales force.

General and administrative expense decreased to 12.8% of sales in fiscal year 2002 from 13.0% of sales in fiscal year 2001. General and administrative expenses in fiscal year 2001 included an impairment charge of $1.7 million for the write-off of capitalized internal-use software related to an enterprise resource planning system the Company no longer plans to implement. The Company also recognized an impairment charge in fiscal year 2001 of $.5 million for the write-off of its investment in a privately owned web-hosting company. These charges are included in general and administrative expenses. Excluding the asset impairment write-off, general and administrative expense as a percentage of sales for fiscal year 2002 approximated 12.6%, which is consistent with fiscal year 2001.

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

The provision for income taxes as a percentage of pre-tax income decreased to 38.4% in fiscal year 2002 from 39.0% in fiscal year 2001 due to a decrease in the Company’s overall effective state tax rate.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, bad debts, inventories, intangible assets, and incomes taxes. Estimates and judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. The Company believes the following accounting policies are the most critical due to their affect on the Company’s more significant estimates and judgments used in preparation of its consolidated financial statements.

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

Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, inventories, property, plant and equipment, investments, capitalized software, goodwill, deferred mail costs and intangible and other assets. Asset valuation is governed by various accounting principles, including Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, SFAS No. 141, “Business Combinations”, SFAS No. 142 “Goodwill and Other Intangible Assets” and Accounting Research Bulletin No. 43, among others. Management uses a variety of factors to assess valuation depending on the asset. For example, accounts receivable are evaluated based upon an aging schedule. The recoverability of inventories is based upon the types and levels of inventory held. Property, plant and equipment, capitalized software and intangible and other assets are evaluated utilizing various factors, including the expected period the asset will be utilized, forecasted cash flows, the cost of capital and customer demand. Investments are evaluated for impairment based upon market conditions and the viability of the investment. Deferred mail is capitalized and amortized over its expected period of future benefit in accordance with AICPA Statement of Position 93-7. Changes in any of these factors could impact the value of the asset.

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

New Accounting Pronouncements

On July 1, 2001, the Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets.

As of July 1, 2001, the Company had identified those intangible assets that remain separable under the provisions of SFAS 141 and those that are to be included in goodwill. In applying SFAS 142, the Company completed the transitional intangible asset impairment test. As a result, the Company recognized an impairment charge to write-off goodwill in the amount of $2.8 million relating to its European business within its International business segment. In 2003, the Company recognized an impairment charge to write-off goodwill and other intangible assets in the amount of $13.2 million relating to its PremiumWear subsidiary in the Apparel segment.

In July 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121 on the same topic and the accounting and certain reporting provisions of APB Opinion 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as defined in that Opinion). This Statement also amends Accounting Research Bulletin (“ARB”) 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted this Statement in fiscal year 2003. As described above, the Company recognized an impairment charge of $3.7 million for the write-down of a long-term contract.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Consensus No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Adoption of this Statement is required for exit activities initiated after December 31, 2002 (see note 3).

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair-value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amended certain provisions of SFAS 133 for decisions made by the Board as part of the Derivatives Implementation Group (DIG) process. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued. This statement establishes standards concerning the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise primarily effective for the Company on July 1, 2003. The Company is evaluating the effect of SFAS No. 150 on its consolidated financial statements but believes that it will not have a material impact.

In November 2002, FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued. FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for guarantees issued after December 31, 2002, while the disclosure requirements were effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial position or results of operations.

In the first quarter of fiscal 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This adoption resulted in an initial credit of $.4 million (net of tax) to Accumulated Other Comprehensive Loss.

Liquidity and Capital Resources

Cash provided by operating activities amounted to $52.9 million in fiscal year 2003, approximately $17.9 million, or 25.2%, lower than the $70.8 million provided in fiscal year 2002. This decrease in cash provided by operating activities was due to lower net income and lower sources of cash provided by deferred income taxes and employee benefit charges, as well as the benefit from an inventory reduction in last year’s comparable period versus an increase in the current year. In fiscal year 2002, cash provided by operating activities amounted to $70.8 million which was approximately $15.2 million, or 27.3%, higher than the $55.6 million provided in fiscal year 2001. This increase in cash provided by operating activities was due to working capital changes, primarily inventory reductions, being a source of cash in fiscal 2002 as compared to those changes being a use of cash in fiscal 2001.

Working capital as of June 28, 2003 amounted to $59.4 million, including $4.7 million of cash and short-term investments. This represents an increase of $2.9 million from the working capital balance of $56.5 million, including cash and short-term investments of $6.1 million, at the end of fiscal year 2002. The increase in working capital is primarily the result of terminating interest rate swaps and the effect of the SBS acquisition in June 2003. The Company does not expect to experience any significant change to the amount of working capital investment required to support its business during fiscal year 2004.* Working capital in fiscal year 2002 decreased primarily as a result of inventory reductions in the Apparel segment.

Capital expenditures of $16.1 million in fiscal year 2003 represented a $.7 million increase from the $15.4 million expended in fiscal year 2002 and a $10.7 million decrease from the $26.8 million expended in fiscal year 2001. Capital expenditures included improvements in our information systems infrastructure and investments to enhance manufacturing capability. Capital expenditures in fiscal year 2002 included significant investments in the purchase, development and implementation of information systems infrastructure, operating systems and the Company’s website and manufacturing-related equipment. The Company expects capital expenditures to approximate $21.0 million in fiscal year 2004, which will include additional planned improvements in information systems capabilities and investments to enhance manufacturing capability.*

In March 2000, the Company invested $12.9 million in the common stock of Advantage Payroll Services, Inc. In August 2001 and July 2002, the Company invested an additional $17.6 and $5.4 million, respectively, in the common stock of Advantage Payroll Services, Inc. for a total investment of $35.9 million. In September 2002, Advantage merged with Paychex, Inc. The Company received a total of $47.3 million in proceeds from the acquisition and recognized a gain of $11.4 million in the year ended June 28, 2003.

The Company used the proceeds from the sale of the Advantage investment to pay down floating rate debt and to terminate three interest rate swap agreements with a notional amount of $75.0 million with two commercial banks. These interest rate swaps were no longer needed to hedge the reduced level of the Company’s floating rate debt. The Company was required to make termination payments equivalent to the fair value of the swaps totaling $3.3 million. This amount, which was reclassified from other comprehensive income to other expense, represents a loss on settlement of interest rate swaps.

The Company repurchased 220,615 shares of the Company’s common stock for $4.9 million in cash during fiscal year 2003 and 1,111,432 shares of the Company’s common stock for $17.6 million in cash during fiscal year 2001. There were no repurchases of the Company’s common stock during fiscal year 2002. In addition, the Company declared and paid cash dividends totaling $.80 per share during each of the last three fiscal years, amounting to a total of $10.4 million in fiscal 2003, $10.2 million in fiscal 2002 and $10.4 million in fiscal 2001. As of June 28, 2003, the Company has authorization from its Board to purchase up to an additional 981,985 shares of its stock.

In addition to its present cash and short-term investment balances, the Company has historically generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. The Company currently has a committed, unsecured, revolving credit agreement for $200 million. The credit agreement contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. The Company is in compliance with these covenants and at June 28, 2003, the Company had $106.5 million outstanding under this arrangement.

In November 2001, the Company entered into a $50 million Note Purchase Agreement with The Prudential Insurance Company of America. Under this agreement, the Company borrowed at the Eurodollar rate plus a spread for the first year, after which the interest rate became fixed at 7.23%. This agreement contains various restrictive covenants, which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. The Company is in compliance with these covenants and at June 28, 2003, the Company had $50 million outstanding under this arrangement.

The following table summarizes the Company’s contractual obligations and commercial commitments as of June 28, 2003 (in thousands of dollars):

	Total	1 year	2-3 years	4-5 years	Thereafter
Contractual Obligations (payments due by period):
Long Term Debt	$156,500	$—	$126,500	$20,000	$10,000
Capital Lease Obligations	1,289	764	525	—	—
Operating Leases	20,601	7,331	10,101	3,058	111

Total Contractual Cash Obligations	$178,390	$8,095	$137,126	$23,058	$10,111

Other Commercial Commitments (amount of commitment expiration per period):
Lines of Credit	$200,000	$—	$200,000	$—	$—
Standby Letter of Credit	322	322	—	—	—
Commercial Letters of Credit	2,197	2,197	—	—	—

Total Commercial Commitments	$202,519	$2,519	$200,000	$—	$—

In order to effectively fix the interest rate on a portion of its variable rate debt outstanding, under the revolving credit agreement, the Company as of June 28, 2003 had one interest rate swap agreement with one of the banks party to its credit agreement. This swap agreement contains a notional principal amount and other terms (including rate of interest paid and received and maturity date) determined with respect to the Company’s forecasts of future cash flows and borrowing requirements. At June 28, 2003 the notional principal amount outstanding under the interest rate swap agreement totaled $20.0 million. Credits of approximately $14 and $25 thousand was recognized related to the ineffective portion of the Company’s swaps for fiscal years 2003 and 2002, respectively. In fiscal year 2001, there were no amounts recognized in earnings related to the Company’s swaps as the ineffective portion of the swaps was insignificant. During fiscal year 2003, the Company terminated three other interest rate swaps at a pretax cost of $3.3 million.

The Company anticipates that its current cash on hand, cash flow from operations and additional availability under the revolving credit agreement will be sufficient to meet the Company’s liquidity requirements for its operations and capital expenditures during fiscal year 2004.* However, the Company may pursue additional acquisitions from time to time, which would likely be funded through the use of available cash, issuance of stock, obtaining of additional credit, or any combination thereof.*

Certain Factors That May Affect Future Results

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

A majority of our sales and profits come from selling standardized business forms, checks and related products by mail order, telesales and direct and distributor sales to a target market consisting mainly of small businesses. We believe that the critical success factors to compete in this market include competitive pricing, breadth of product offering, product quality and the ability to attract and retain a large number of individual customers. These critical success factors are also applicable to the success of our packaging, shipping and warehouse supplies markets as well. Known material risks that may affect those critical success factors are described below.

A majority of the sales in our apparel business come from selling knit and woven sport shirts under labels licensed from third parties to the promotional products/advertising specialty and golf industries. We believe that the critical success factors to compete in this market include product quality, timely and accurate fulfillment of customer orders and brand awareness. Known material risks that may affect those success factors are also described below.

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

Growth in the total number of our direct mail customers depends on continued access to high-quality lists of newly formed small businesses. In the past, our ability to compile proprietary prospect lists was a distinct competitive advantage. However, the external list compilation industry has become more sophisticated and comprehensive lists of new small business formations are now commercially available to our competitors. In addition, the Internet has the potential to eliminate our advantage of scale in direct marketing by providing all competitors, regardless of current size, with access to prospective customers.

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

In addition, the enactment of privacy laws could constrain our ability to obtain prospect lists or to market to prospective customers via the telephone or through the use of marketing-oriented faxes.

Declining response rates to the Company’s catalogs and other direct mail promotional materials could reduce our sales and profits.

Our direct mail-based businesses have experienced declines in the response rates to our catalogs and other direct mail promotional materials from both existing customers and prospects. We believe that these declines are attributable to a number of factors, including current economic conditions, the overall increase in direct mail solicitations received by our target customers generally, and the gradual obsolescence of our standardized forms products. To the extent that we cannot compensate for reduced response rates through increases in average order value or improve response rates through new product introductions and improved direct mail contact strategies, our sales and profits may be adversely affected.

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

Sales of our standardized forms, checks and related products face technological obsolescence and changing customer preferences, which could reduce our sales and profits.

Our standardized business forms, checks and related products provide our customers with financial and business records to manage their businesses. Continual technological improvements have provided our target customers in several market segments with alternative means to enact and record business transactions. For example, the price and performance capabilities of personal computers and related printers now provide a cost-competitive means to print low-quality versions of our business forms on plain paper. In addition, electronic transaction systems and off-the-shelf business software applications have been designed to automate several of the functions performed by our business form and check products.

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

If new printing capabilities and new product introductions do not continue to offset the obsolescence of our standardized business forms products, there is a risk that the number of new customers we attract and existing customers we retain may diminish, which could reduce our sales and profits. Decreases in sales of our historically high margin standardized business forms and check products due to obsolescence could also reduce our gross margins. This reduction could in turn adversely impact our profits unless we are able to offset the reduction through the introduction of new high margin products and services or realize cost savings in other areas.

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

We believe that success in our apparel business depends in part on our ability to maintain in stock and immediately ship ordered products. Given the relatively long lead time in procuring inventory, we must estimate demand for specific styles and sizes well in advance of receiving firm orders from customers in order to ensure the timely availability of these products. Inaccurate forecasting of demand for specific styles and sizes can result in either lost sales due to product unavailability, or reduced margins from liquidating overstocked items.

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

Until recently, a significant portion of the sales in our apparel business has been to a relatively small number of wholesalers serving the promotional products/advertising specialty market. Sales to these wholesalers recently have been decreasing, and has been partially offset by increases in direct sales to our advertising specialty dealers and golf pro shops. We believe that the wholesale apparel business serving this market is undergoing fundamental change, with wholesalers increasingly carrying only private label lines and branded lines on an exclusive basis. We believe that these changes, together with current economic conditions, are likely to result in an accelerated decrease in our sales to wholesalers. To the extent that increases in our direct sales to advertising specialty dealers, together with increases in our apparel sales to other markets, cannot keep pace with the erosion in our sales to wholesalers, sales and profits could be adversely impacted.

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

The Company is exposed to a number of market risks, primarily due to the effects of changes in foreign currency exchange rates and interest rates. Investments in and loans and advances to foreign subsidiaries and branches, and their resultant operations, since they are denominated in foreign currencies, create exposures to changes in exchange rates. The Company’s utilization of its revolving credit agreement (which carries a variable interest rate) creates an exposure to changes in interest rates. The effect, however, of changes in exchange rates and interest rates on the Company’s earnings generally has been small relative to other factors that also affect earnings, such as business unit sales and operating margins. This is because (i) foreign operations represent a relatively small portion of the Company’s total activity, the magnitude of foreign currency transactions has been minimal and forward foreign currency contracts have been periodically entered into to hedge certain foreign exchange rate exposures; (ii) a portion of the Company’s borrowings are fixed with the note holder or through interest rate swaps. In order to effectively convert the interest rate on a portion of the Company’s debt from a Eurodollar-based floating rate to a fixed rate, the Company has entered into an interest rate swap agreement with a major commercial bank. Although the Company is exposed to credit and market risk in the event of future nonperformance by the bank, management has no reason to believe that such an event will occur.

The Company does, however, have a component of its borrowings that is not hedged. A 10% upward movement in interest rates would impact earnings and cash flows by approximately $.2 million because of this unhedged position. For more information on these market risks and financial exposures, see the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. The Company does not hold or issue financial instruments for trading, profit or speculative purposes.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934), as of the end of the Company’s fourth fiscal quarter. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company will furnish to the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended June 28, 2003, a definitive Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held on October 24, 2003. The information required by this Item concerning the directors of the Company who have been nominated for reelection is incorporated by reference to “Election of Directors” in the Proxy Statement.

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

The information required by this Item is incorporated by reference to “Voting Securities” in the Proxy Statement and to “Securities Authorized for Issuance Under Equity Corporation Plans” in Part II, Item 5 to this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to “Independent Auditor Fees” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)(1) Consolidated Financial Statements

Schedules I, III, IV and V are omitted as they are not applicable or required under Regulation S-X.

(a)(3) List of Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K are listed in the exhibit index beginning on page X-1.

(b) Reports on Form 8-K

On April 23, 2003, the Company filed a Current Report on Form 8-K announcing earnings for the fiscal quarter ended March 29, 2003.

On April 24, 2003, the Company filed a Current Report on Form 8-K announcing that the Company had entered into a definitive agreement to acquire Safeguard Business Systems, Inc.

On June 2, 2003, the Company filed a Current Report on Form 8-K announcing that it had completed the acquisition of Safeguard Business Systems, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ENGLAND BUSINESS SERVICE, INC. (Registrant)

By:	/s/ ROBERT J. MURRAY
(Robert J. Murray, Chairman and Chief Executive Officer)

Date:    September 5, 2003

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each of the undersigned officers and directors of New England Business Service, Inc., a Delaware corporation (the “Company”), hereby constitutes and appoints Robert J. Murray, Richard T. Riley and Daniel M. Junius, and each of them, with full power to act without the other, his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities (until revoked in writing) to sign the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003, and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT J. MURRAY (Robert J. Murray)	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	September 5, 2003

/s/ WILLIAM T. END (William T. End)	Director	September 5, 2003

/s/ NEIL S. FOX (Neil S. Fox)	Director	September 5, 2003

/s/ ROBERT L. GABLE (Robert L. Gable)	Director	September 5, 2003

/s/ THOMAS J. MAY (Thomas J. May)	Director	September 5, 2003

/s/ HERBERT W. MOLLER (Herbert W. Moller)	Director	September 5, 2003

Name	Title	Date

/s/ JOSEPH R. RAMRATH (Joseph R. Ramrath)	Director	September 5, 2003

/s/ RICHARD T. RILEY (Richard T. Riley)	President and Chief Operating Officer and Director	September 5, 2003

/s/ BRIAN E. STERN (Brian E. Stern)	Director	September 5, 2003

/s/ M. ANNE SZOSTAK (M. Anne Szostak)	Director	September 5, 2003

/s/ DANIEL M. JUNIUS (Daniel M. Junius)	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	September 5, 2003

/s/ DAVID G. FOSTER (David G. Foster)	Vice President and Corporate Controller (Principal Accounting Officer)	September 5, 2003

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 28, 2003 and June 29, 2002

(In thousands of dollars, except share data)

	June 28, 2003	June 29, 2002
A S S E T S
Current Assets:
Cash and cash equivalents	$4,743	$6,112
Accounts receivable (less allowance for doubtful accounts of $5,636 in 2003 and $5,141 in 2002)	71,049	55,738
Inventories, net	39,792	34,095
Direct mail advertising materials, net and prepaid expenses	18,710	13,374
Deferred income tax benefit	14,041	13,240

Total current assets	148,335	122,559
Property and Equipment:
Land and buildings	50,017	48,289
Equipment	168,558	150,149

Property and equipment	218,575	198,438
Less accumulated depreciation	(138,465)	(124,836)

Property and equipment, net	80,110	73,602
Property Held for Sale	328	328
Deferred Income Tax Benefit	20,728	18,934
Goodwill, net	88,001	67,964
Other Intangible Assets, net	76,292	51,884
Long-Term Investment	—	30,521
Other Assets	4,672	3,130

Total Assets	$418,466	$368,922

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current Liabilities:
Accounts payable	$22,937	$16,858
Federal and state income taxes	3,242	3,430
Accrued bonus distribution	3,875	3,562
Accrued payroll expense	8,377	7,780
Accrued employee benefit expense	12,152	12,215
Accrued deferred compensation	5,972	—
Accrued exit costs/restructuring charge	4,727	1,655
Distributor commissions payable	5,144	—
Derivative contracts at fair value	772	5,443
Obligations under capital lease—current portion	764	1,102
Deferred income taxes	1,746	3,221
Other accrued expenses	19,185	10,820

Total current liabilities	88,893	66,086
Obligations Under Capital Lease	525	458
Long-Term Debt	156,500	147,900
Deferred Income Taxes	21,377	17,758

Commitments and Contingencies (see note 11)

Stockholders’ Equity:
Preferred stock, par value $1 per share—authorized 1,000 shares; 0 shares issued and outstanding in 2003 and 2002
Common stock, par value, $1 per share—authorized, 40,000,000 shares; issued, 15,888,876 shares in 2003 and 15,829,363 shares in 2002; outstanding, 13,081,395 shares in 2003 and 13,035,732 shares in 2002	15,889	15,829
Additional paid-in capital	59,111	57,885
Unamortized value of restricted stock awards	(487)	(62)
Accumulated other comprehensive loss	(2,626)	(7,411)
Retained earnings	135,634	125,905
Treasury stock, at cost—2,807,480 shares in 2003 and 2,793,631 shares in 2002	(56,350)	(55,426)

Total stockholders’ equity	151,171	136,720

Total Liabilities and Stockholders’ Equity	$418,466	$368,922

See	notes to consolidated financial statements.

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

For the Fiscal Years Ended June 28, 2003, June 29, 2002 and June 30, 2001

(In thousands of dollars, except per share data)

	2003	2002	2001
Net Sales	$551,188	$557,539	$586,091
Cost of Sales Including Shipping Costs	234,051	242,047	257,625

Gross Profit	317,137	315,492	328,466
Operating Expenses:
Selling and advertising	188,587	189,151	201,406
General and administrative	75,503	71,385	76,143
Exit costs	998	700	7,145
Goodwill and other intangible asset impairment	13,249	—	—

Total operating expenses	278,337	261,236	284,694

Income From Operations	38,800	54,256	43,772
Other Income (Expense):
Interest income	174	185	432
Interest expense	(8,178)	(13,447)	(13,478)
Loss on settlement of interest rate swaps	(3,277)	—	—
Gain on sale of long-term investment	11,424	—	—

Total other income (expense)	143	(13,262)	(13,046)

Income Before Income Taxes	38,943	40,994	30,726
Provision For Income Taxes	18,819	15,742	11,983

Income Before the Effect of a Change in Accounting Principle	20,124	25,252	18,743

Effect of a Change in Accounting Principle	—	(2,792)	—

Net Income	$20,124	$22,460	$18,743

Per Share Amounts:
Basic earnings per share before the effect of a change in accounting principle	$1.55	$1.99	$1.44

Effect of a change in accounting principle	$—	$(.22)	$—

Basic earnings per share	$1.55	$1.77	$1.44

Diluted earnings per share before the effect of a change in accounting principle	$1.51	$1.94	$1.43

Effect of a change in accounting principle	$—	$(.21)	$—

Diluted earnings per share	$1.51	$1.73	$1.43

Dividends	$.80	$.80	$.80

Basic Weighted Average Shares Outstanding	12,983	12,723	13,015
Plus Incremental Shares From Assumed Conversion of Stock Options and Contingently Returnable Shares	357	283	128

Diluted Weighted Average Shares Outstanding	13,340	13,006	13,143

See notes to consolidated financial statements.

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the Fiscal Years Ended June 28, 2003, June 29, 2002 and June 30, 2001

(In thousands)

	Common Stock Issued		Additional Paid-in Capital	Unamortized Value of Restricted Stock Awards	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Comprehensive Income
	Number of Shares	At Par Value Amount
Balance, June 24, 2000	15,399	$15,399	$50,337	$(115)	$(3,399)	$105,278	$(41,771)	$125,729
Issuance of common stock to employees pursuant to stock plans including tax benefit	112	112	1,746	(188)			(334)	1,336
Dividends paid						(10,393)		(10,393)
Amortization of restricted stock awards				146				146
Acquisition of treasury stock							(17,640)	(17,640)
Net income						18,743		18,743	$18,743
Foreign currency translation adjustment					(635)			(635)	(635)
Net unrealized investment losses					(213)			(213)	(213)
Net unrealized losses on derivatives held for hedging purposes					(3,019)			(3,019)	(3,019)
Cumulative effect adjustment recorded upon the adoption of SFAS No.133					391			391	391
Net pension adjustment					(542)			(542)	(542)

Balance, June 30, 2001	15,511	15,511	52,083	(157)	(7,417)	113,628	(59,745)	113,903
									$14,725

Issuance of common stock to employees pursuant to stock options and employee benefit plans including tax benefit	318	318	5,802				4,319	10,439
Dividends paid						(10,183)		(10,183)
Amortization of restricted stock awards				95				95
Net income						22,460		22,460	22,460
Foreign currency translation adjustment					441			441	441
Net unrealized investment losses					(104)			(104)	(104)
Net unrealized losses on derivatives held for hedging purposes					(568)			(568)	(568)
Net pension adjustment					237			237	(237)

Balance, June 29, 2002	15,829	15,829	57,885	(62)	(7,411)	125,905	(55,426)	136,720
									$22,466

Issuance of common stock to employees pursuant to stock options and employee benefit plans including tax benefit	60	60	1,226	(1,193)			3,970	4,063
Dividends paid						(10,395)		(10,395)
Amortization of restricted stock awards				768				768
Acquisition of treasury stock							(4,894)	(4,894)
Net income						20,124		20,124	$20,124
Foreign currency translation adjustment					2,545			2,545	2,545
Net unrealized investment gains					277			277	277
Terminated interest rate swaps					1,992			1,992	1,992
Net unrealized losses on derivatives held for hedging purposes					721			721	721
Net pension adjustment					(750)			(750)	(750)

Balance, June 28, 2003	15,889	$15,889	$59,111	$(487)	$(2,626)	$135,634	$(56,350)	$151,171

									$24,909

See notes to consolidated financial statements.

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

For the Fiscal Years Ended June 28, 2003, June 29, 2002 and June 30, 2001

(In thousands of dollars)

	2003	2002	2001
Cash Flows From Operating Activities:
Net income	$20,124	$22,460	$18,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,398	18,333	16,464
Amortization	7,397	8,542	12,515
Loss on disposal of equipment	448	361	386
Change in accounting principle	—	2,792	—
Gain on sale of long-term investment	(11,424)	—	—
Goodwill and other intangible asset impairment	13,249	—	—
Long-lived asset impairment loss	—	—	2,207
Deferred income taxes	106	3,846	(32)
Exit costs	998	700	7,145
Deferred grants	(8)	(6)	—
Provision for losses on accounts receivable	5,406	4,865	4,659
Employee benefit charges	857	3,885	240
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,547)	(971)	2,200
Inventories and advertising materials	(1,740)	8,782	(2,469)
Prepaid expenses and other assets	1,006	62	549
Accounts payable	(382)	(1,509)	(6,087)
Income taxes payable	(244)	972	2,682
Other accrued expenses	314	(2,297)	(3,631)

Net cash provided by operating activities	52,958	70,817	55,571
Cash Flows From Investing Activities:
Additions to property and equipment	(16,120)	(15,365)	(26,836)
Acquisition of businesses—net of cash acquired	(75,845)	—	(38,976)
Proceeds from sale of equipment	72	32	29
Proceeds from sale of long-term investment	47,366	—	—
Purchase of long-term investment	(5,421)	(17,652)	—

Net cash used by investing activities	(49,948)	(32,985)	(65,783)
Cash Flows From Financing Activities:
Repayment of debt	(112,900)	(122,738)	(83,968)
Proceeds from borrowings—net of issuance costs	120,712	89,508	125,900
Repayment of obligations under capital lease	(1,148)	(1,346)	(1,007)
Proceeds from issuance of common stock	3,346	5,800	1,066
Acquisition of treasury stock	(4,894)	—	(17,640)
Dividends paid	(10,395)	(10,183)	(10,393)

Net cash (used)/provided by financing activities	(5,279)	(38,959)	13,958
Effect of Exchange Rate Changes on Cash	900	85	(61)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,369)	(1,042)	3,685
Cash and Cash Equivalents at Beginning of Year	6,112	7,154	3,469

Cash and Cash Equivalents at End of Year	$4,743	$6,112	$7,154

Supplemental Cash Flow Disclosure:
Interest paid	$8,061	$13,408	$13,331

Income taxes paid	$19,130	$12,124	$10,788

Stock issued pursuant to employee benefit plans	$—	$3,691	$—

Purchase of equipment under capital lease	$28	$33	$1,451

See notes to consolidated financial statements.

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.    Summary of Significant Accounting Policies

Description of Business and Basis of Consolidation—The financial statements include the accounts of New England Business Service, Inc. and its subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company sells primarily printed business products such as checks and business forms and work/promotional apparel through a variety of channels and markets, sells payroll services provided by a payroll services company on a private label basis in the United States and through a wholly-owned subsidiary in Canada, serves as a reseller of packaging and shipping supplies and retail signage and designs, sources and distributes embroidered and unembroidered apparel for ad specialties applications.

Fiscal Year—The Company’s fiscal year ends the last Saturday of June. The Company’s results for fiscal year 2003 and 2002 contained 52 weeks, whereas fiscal year 2001 contained 53 weeks.

Significant Estimates—In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates.

Foreign Currency Translation—The financial statements of the Company’s foreign subsidiaries are measured in the respective subsidiary’s functional currency and then translated into U.S. dollars. All balance sheet accounts have been translated using the year-end rate of exchange, while income statement accounts have been translated using the average rates prevailing throughout the year. Resulting translation gains or losses are accumulated in a separate component of stockholders’ equity entitled “Accumulated other comprehensive loss.” Foreign currency transaction gains and losses, including those related to intercompany transactions that are expected to be settled in the short term, are recorded directly in the income statement and are immaterial in all periods presented; intercompany foreign currency transaction gains and losses incurred on balances of a long term investment nature are recorded as translation gains and losses.

Cash and Cash Equivalents—The Company considers its holdings in short-term money market accounts and certificates of deposit with an original maturity of three months or less to be cash equivalents.

Inventories—Inventories are generally carried at the lower of first-in, first-out cost or market. At year end, inventories consisted of:

	2003	2002
Raw Material	$4,594	$1,709
Work in Process	—	124
Finished Goods	35,198	32,262

Total	$39,792	$34,095

Long-Term Investments—In March 2000, the Company invested $12,869 in the common stock of Advantage Payroll Services, Inc. In August 2001 and July 2002, the Company invested an additional $17,652 and $5,421, respectively, in the common stock of Advantage Payroll Services, Inc. for a total investment of $35,942. In September 2002, Advantage merged with Paychex, Inc. The Company received a total of $47,366 in proceeds from the merger and recognized a gain of $11,424 in the year ended June 28, 2003.

Direct Mail Advertising—The Company expenses the production costs of advertising at the time the advertising is initiated, except for direct-response advertising, which is capitalized and amortized over its

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

expected period of future benefit; this period is not in excess of six months. Direct-response advertising consists primarily of product catalogs and associated mailing costs. As of June 28, 2003 and June 29, 2002, $8,084 and $7,356, respectively, were reported as direct advertising assets and included in direct mail advertising materials, net and prepaid expenses in the consolidated balance sheets. Advertising expense included in selling and advertising was $56,465 in 2003, $59,867 in 2002, and $61,081 in 2001.

Property and Equipment—Property and equipment are carried at cost. The Company capitalizes internal use software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Depreciation is computed over the estimated useful lives (three to twenty years) of the assets using the straight-line method.

Leased Equipment Under Capital Leases—Equipment under capital leases is amortized over the lives of the respective leases or the estimated useful lives of the assets, whichever is shorter.

Adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”—On July 1, 2001, the Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets.

As of July 1, 2001, the Company had identified those intangible assets that remain separable under the provisions of SFAS No. 141 and those that are to be included in goodwill. In applying SFAS No. 142, the Company completed the transitional intangible asset impairment test by determining the carrying amount of its various reporting units and comparing that with their fair value, determined by using a multiple of earnings before interest, taxes, depreciation and amortization. As a result, the Company recognized an impairment charge to write-off goodwill in the amount of $2,792 relating to its European business within its International business segment. The impairment loss is recognized in the consolidated statements of income under the caption “Effect of a Change in Accounting Principle”. The Company completed the annual intangible asset impairment test as of April 26, 2003 using a discounted cash flows analysis and recognized an impairment charge to write-off goodwill and long-term contracts in the amounts of $9,624 and $3,625, respectively, relating to its Premiumwear business within its Apparel business segment. The impairment loss is recognized in the consolidated statements of income under “Operating Expenses”. There was no impairment recognized in fiscal year 2002.

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Had the provisions of SFAS Nos. 141 and 142 been applied for fiscal year 2001, the Company’s net income and net income per share, calculated using the Company’s annual estimated tax rate, would have been as follows:

2001
Net income as reported	$18,743
Add: Goodwill amortization	2,209
Assembled workforce amortization	817
Tradename amortization	818
Less: Tax effect	(1,499)

Pro forma net income	$21,088

Per share amounts:
Basic earnings per share as reported	$1.44

Effect of SFAS No. 141 and 142	$.18

Pro forma basic earnings per share	$1.62

Diluted earnings per share as reported	$1.43

Effect of SFAS No. 141 and 142	$.18

Pro forma diluted earnings per share	$1.61

Intangible Assets—Customer lists and other intangible assets are amortized using the straight-line method over their estimated lives. The ranges of estimated lives and accumulated amortization balances for each category of assets at June 28, 2003 and June 29, 2002 consist of the following:

		June 28, 2003		June 29, 2002
Description	Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with defined lives:
Customer lists	2-18 years	$46,367	$42,336	$46,327	$36,562
Covenant not to compete	2-5 years	—	—	1,183	1,183
Debt issue costs	1-7 years	3,517	1,840	2,729	1,209
Long-term contracts	10-16 years	36,238	1,285	5,300	663
Bank referral agreements	20 years	7,400	1,881	7,400	1,511
Intangible assets with indefinite lives:
Tradenames	—	32,839	2,727	32,800	2,727

Total intangible assets		$126,361	$50,069	$95,739	$43,855

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Changes in the carrying amount of goodwill (net) for the fiscal year ended June 28, 2003, by segment are as follows:

	Direct Marketing-US	Direct and Distributor Sales	Apparel	Packaging and Display Products	International	Total
Balance June 29, 2002	$24,237	$7,501	$9,624	$23,246	$3,356	$67,964
Goodwill acquired	—	28,860	—	—	394	29,254
Impairment losses	—	—	(9,624)	—	—	(9,624)
Currency translation	—	—	—	—	407	407

Balance June 28, 2003	$24,237	$36,361	—	$23,246	$4,157	$88,001

Amortization of intangible assets for the years ended June 28, 2003 and June 29, 2002 was $7,397 and $8,542, respectively. Estimated amortization of intangible assets for fiscal years 2004, 2005, 2006, 2007 and 2008, without consideration of any other increases or decreases in the balance of the assets, is $8,442, $4,475, $4,290, $3,932 and $3,932, respectively.

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

Per Share Amounts—Basic earnings per share amounts are computed based upon the weighted average number of shares of common stock outstanding during each fiscal year less any contingently returnable shares. Diluted earnings per share amounts are computed by also giving consideration to potentially dilutive stock options outstanding and contingently returnable shares. For the years ended June 28, 2003, June 29, 2002 and June 30, 2001 approximately 743, 900 and 1,700, respectively, outstanding stock options are not included in the computation of earnings per share as they are anti-dilutive. A reconciliation of outstanding shares is shown on the statements of consolidated income.

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

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Derivatives—In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company adopted this Statement on July 1, 2001. Such adoption resulted in an initial credit of $391 (net of tax) to Accumulated Other Comprehensive Loss.

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

As discussed above, the Company designates certain derivatives as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in Other Comprehensive Income (“OCI”). There can be, however, a portion of the hedge that is deemed “ineffective” and which can result in an adjustment to the Company’s income statement. For the fiscal years ending June 28, 2003 and June 29, 2002, the Company recognized a credit of approximately $14 and $17, related to the ineffective portion of the Company’s swaps. In fiscal year 2001, there were no amounts recognized in earnings related to the Company’s swaps since the amount of the swaps ineffectiveness was insignificant.

Impairment of Long-Lived Assets—The Company evaluates the recoverability of goodwill and long-lived assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In fiscal year 2003, the Company recognized an impairment charge of $9,624 and $3,625, respectively, for the write-off of goodwill and long-term contracts as discussed above. In fiscal year 2002, the Company recognized an impairment charge to write-off goodwill in the amount of $2,792 relating to its European business within its International business segment as discussed above. In fiscal 2001, the Company recognized impairment charges included in general and administrative expense of $1,707 and $500, respectively, for the write-off of capitalized internal-use software related to an enterprise resource planning system the Company no longer plans to implement and its investment in WebNow, Inc.

Accounting for Stock-Based Compensation—SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic-value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation costs of

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

stock-based employee compensation is measured as the excess, if any, of the fair value of the stock at the date of the grant over the option exercise price and is charged to operations over the vesting period.

If the fair-value-based accounting method was utilized for stock-based compensation, the Company’s pro forma net earnings would have been as follows:

	2003	2002	2001
Net income:
As reported	$20,124	$22,460	$18,743
Deduct total stock-based compensation expense determined under the fair-value method for all awards, net of related tax effects	(1,022)	(1,310)	(2,436)

Pro forma	$19,102	$21,150	$16,307

Net income per basic share:
As reported	$1.55	$1.77	$1.44
Pro forma	1.47	1.66	1.25
Net income per diluted share:
As reported	$1.51	$1.73	$1.43
Pro forma	1.43	1.63	1.24

The fair value of each stock option granted in 2003, 2002 and 2001 under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used to value grants issued for each year:

	Weighted-Average Risk Free Rate	Average Expected Life	Volatility	Dividend Yield
2001	4.73%	5.1 years	33.98%	4.6%
2002	4.14%	5.1 years	33.65%	4.5%
2003	3.25%	5.2 years	34.15%	3.4%

The weighted-average fair values per share of stock options granted during 2003, 2002 and 2001 were $6.02, $4.12 and $4.11, respectively. It should be noted that the Black-Scholes option pricing model used in the calculation was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years. Management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances.

New Accounting Pronouncements—In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Consensus No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Adoption of this Statement is required for exit activities initiated after December 31, 2002 (see note 3).

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair-value method of accounting for stock-based employee compensation be

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

displayed more prominently and in a tabular format. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amended certain provisions of SFAS 133 for decisions made by the Board as part of the Derivatives Implementation Group (DIG) process. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued. This statement establishes standards concerning the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise primarily effective for the Company on July 1, 2003. The Company is evaluating the effect of SFAS No. 150 on its consolidated financial statements but believes that it will not have a material impact.

In November 2002, FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued. FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for guarantees issued after December 31, 2002, while the disclosure requirements were effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial position or results of operations.

Reclassifications—Certain reclassifications have been made to the 2002 and 2001 financial statements to conform with the 2003 presentation.

2.    Acquisitions

Fiscal 2001 Acquisition

In July 2000, the Company acquired all the outstanding shares of PremiumWear, Inc. The purchase price was $13.50 per share in cash and totaled approximately $38,976 (net of cash acquired) for the shares plus debt assumed of $3,856. The Company also incurred fees of approximately $602 in connection with the acquisition which are included in the purchase price above. The acquisition was accounted for using the purchase method of accounting. Accordingly, PremiumWear’s results from operations are included in the accompanying financial statements from the date of acquisition. The purchase price, including acquisition costs, was allocated to the net tangible assets acquired based on the fair value of such assets and liabilities. The excess cost over fair value of the net tangible assets acquired was $16,013, of which $5,300 and $583 were allocated to long-term contracts and non-compete agreements, respectively, and the balance of $10,130 to goodwill. The long-term contracts and non-compete agreements are being amortized over their respective useful lives.

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

Fiscal 2003 Acquisitions

In March 2003, the Company acquired certain assets of the payroll division of Parkwood Computer Services, Inc. (“NEBS Payroll Service Limited”) for approximately $1,200. The Company acquired NEBS Payroll Service Limited to provide economical full-service payroll services to Canadian small businesses. The acquisition was accounted for using the purchase method of accounting. Accordingly, NEBS Payroll Service Limited’s results from operations are included in the accompanying financial statements from the date of acquisition. The purchase price, including acquisition costs, was allocated to the net tangible assets acquired based on the fair value of such assets. The excess cost over fair value of the net tangible assets acquired was $477, of which $44 and $39 were allocated to customer lists and tradenames, respectively, and the balance of $394 to goodwill. These allocations are subject to final valuations. The customer lists are being amortized over their respective useful lives.

In June 2003, the Company acquired all the outstanding shares of Safeguard Business Systems, Inc. (“SBS”). The purchase price totaled approximately $74,645 (net of cash acquired) for the shares. The purchase price is also subject to a post-closing working capital adjustment. The Company also incurred fees of approximately $1,230 in connection with the acquisition which are included in the purchase price above. The Company acquired SBS in order to expand their customer base in the small business market. The SBS distributor channel and product set were highly complementary to the Company’s business model. The acquisition was accounted for using the purchase method of accounting. Accordingly, SBS’s results from operations are included in the accompanying financial statements from the date of acquisition. The purchase price, including acquisition costs, was allocated to the net tangible assets acquired based on the fair value of such assets and liabilities. The excess cost over fair value of the net tangible assets acquired was $63,420, of which $34,560 was allocated to long-term contracts and the balance of $28,860 to goodwill. These allocations are still subject to final fixed and intangible asset valuations. The long-term contracts are being amortized over their estimated respective useful lives.

The cost to acquire NEBS Payroll Service Limited and SBS has been allocated to the assets acquired and liabilities assumed according to estimated fair values. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for NEBS Payroll Service Limited and SBS at the date of their acquisition:

	NEBS Payroll Service Limited	SBS	Total
Current assets	$—	$28,320	$28,320
Deferred tax asset	—	1,533	1,533
Property and equipment	723	8,789	9,512
Intangible assets	83	34,560	34,643
Goodwill	394	28,860	29,254
Current liabilities	—	(27,417)	(27,417)

Total purchase price	$1,200	$74,645	$75,845

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The following unaudited pro forma financial information reflects the consolidated results from operations of the Company for the years ended June 28, 2003, June 29, 2002 and June 30, 2001 as though the acquisitions described above had occurred on the first day of the respective fiscal year and for fiscal year 2001, the results are prior to the adoption of SFAS 141 and 142. The pro forma operating results are presented for comparative purposes only and do not purport to present the Company’s actual operating results had the acquisitions been consummated on June 25, 2000 or results which may occur in the future:

	2003	2002	2001
Net sales	$696,505	$716,921	$751,483
Net income	20,215	26,003	23,188
Net income per diluted share	1.52	2.00	1.67

3.    Restructuring

During fiscal year 2001, the Company undertook two distinct restructuring actions. The first resulted in a net restructuring charge of $4,523 in fiscal years 2002 and 2001 to provide for costs primarily associated with the Company’s decision to more closely align its direct marketing and direct sales activities. As part of the restructuring program, the McBee US headquarters was relocated from Parsippany, New Jersey to the existing RapidForms facility in Thorofare, New Jersey. In addition, the McBee manufacturing plant in Damascus, Virginia was closed and a portion of leased warehousing space occupied by Chiswick in Sudbury, Massachusetts was vacated. In Canada, the McBee sales and marketing organizations were combined with NEBS Direct Marketing and are operating under the NEBS name. The second restructuring resulted in a net charge of $3,322 in fiscal years 2002 and 2001 to provide for costs associated with the Company’s decision to eliminate excess capacity by closing a manufacturing facility in Ogden, Utah and a leased distribution facility in Sudbury, Massachusetts, along with other actions to reduce the workforce in various locations Approximately 315 employees were affected by these restructuring actions either through elimination of their positions or relocation. Pursuant to these plans, the following charges and payments have been recorded:

	Employee termination benefit costs	Facility closure costs	Total
Balance June 30, 2001	$3,248	$1,417	$4,665
Charge/(credit) for the period	(641)	1,341	700
Payments for the period	(2,441)	(1,269)	(3,710)

Balance June 29, 2002	166	1,489	1,655

Charge/(credit) for the period	—	(120)	(120)
Payments for the period	(104)	(858)	(962)

Balance June 28, 2003	$62	$511	$573

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

During fiscal year 2003, the Company implemented a workforce reduction in specific areas of the business, affecting approximately 44 employees. This action primarily included the closure of a sales office in Canada, as well as targeted reductions of staff in the Company’s direct marketing operation in Groton as well as in Chiswick and PremiumWear. In addition, as part of the purchase accounting for the SBS acquisition and included in the allocation of the acquisition costs, a liability of $3,300 was recorded to cover the anticipated costs (primarily termination benefits) related to a plan to close redundant SBS manufacturing and warehouse facilities and to reduce manufacturing and administrative personnel. Pursuant to this plan, the following charges and payments have been recorded:

	Employee termination benefit costs	Facility closure costs	Total
Balance June 29, 2002	$—	$—	$—

Charge for the period	856	262	1,118
Restructuring costs related to SBS acquisition	3,000	300	3,300
Payments for the period	(250)	(14)	(264)

Balance June 28, 2003	$3,606	$548	$4,154

The activities related to all restructuring actions identified above are anticipated to be completed by the Company during fiscal year 2004 with the exception of lease payments, which may extend beyond this time frame.

4.    Debt Obligations and Leases

The Company has maintained a committed credit facility up to $200,000 over the past four years (the “Credit Facility”). In March 2003, the Company and its lenders amended and restated the Credit Facility to extend the maturity date to February 2006. Under the Credit Facility, the Company has the option to borrow at the Eurodollar rate plus a spread or the agent bank’s base lending rate prevailing from time to time. The effective interest rates as of June 28, 2003 and June 29, 2002 were 2.2% and 2.7%, respectively. The credit agreement contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. The Company is in compliance with these covenants. At June 28, 2003, $106,500 was outstanding under this arrangement. Debt issuance costs incurred in connection with this facility are amortized over the term of the agreement.

In November 2001, the Company entered into a $50,000 Note Purchase Agreement with The Prudential Insurance Company of America. The amortization of long-term debt under this agreement is $10,000 per year from November 2004 through November 2008. Under this agreement, the Company borrowed at the Eurodollar rate plus a spread for the first year, after which the interest rate became fixed at 7.23%. This agreement contains various restrictive covenants, which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. The Company is in compliance with these covenants. At June 28, 2003, $50,000 was outstanding under this agreement. Debt issuance costs incurred in connection with this agreement are amortized over the term of the agreement.

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The aggregate maturities of long-term debt for each of the five years subsequent to June 28, 2003, are as follows:

Fiscal Year Ended June
2004	$—
2005	10,000
2006	116,500
2007	10,000
2008	10,000
Thereafter	10,000

Total long-term debt	$156,500

The Company has $2,197 and $322 outstanding at June 28, 2003 under commercial and standby letters of credit, respectively.

The Company leases facilities and equipment under long-term leases with unrelated parties; several of these qualify as capitalized leases. The future minimum rental commitments for leases of certain facilities and equipment are as follows:

Fiscal Year Ended June	Operating Leases	Capitalized Leases
2004	$7,331	$830
2005	6,224	439
2006	3,877	101
2007	1,954	9
2008	1,104	—
Thereafter	111	—

Total minimum lease payments	$20,601	$1,379

Less amount representing interest		90

Present value of net minimum lease payments including current maturities of $764		$1,289

The Company’s investment in equipment under capital leases (net) was $1,464 and $1,389 at 2003 and 2002, respectively.

Total rental expense was $5,504, $5,898 and $7,674 in 2003, 2002 and 2001, respectively. Included in those amounts were payments for properties leased from a former executive officer of $692, $783 and $1,174 in 2003, 2002 and 2001, respectively.

5.    Financial Instruments

In order to minimize exposure to fluctuations with respect to foreign currency, the Company may enter into forward exchange rate contracts for the amount of the exposure. At June 28 2003, the Company had no outstanding forward currency contracts. Gains or losses on those previously closed have been immaterial.

In order to effectively fix the interest rate on a portion of the debt outstanding under the revolving credit agreement, the Company, as of June 28, 2003, had one interest rate swap agreement with one of the banks party

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

to the credit agreement. This swap agreement contains a notional principal amount and other terms (including rate of interest paid and received and maturity date) determined with respect to the Company’s forecasts of future cash flows and borrowing requirements. At June 28, 2003, the notional principal amount outstanding under the interest rate swap agreement totaled $20,000. The agreement expires on June 8, 2004. Although the Company is exposed to credit and market risk in the event of future non-performance by the bank, management has no reason to believe that such an event will occur.

As of June 28, 2003 and June 29, 2002, the carrying value of all other financial instruments approximated fair value. Within the next twelve months approximately $772 of net losses are expected to be reclassified from accumulated other comprehensive income to net income. During fiscal year 2003, the Company terminated three other interest rate swaps at a pretax cost of $3,277 because these swaps were no longer needed to hedge the reduced level of the Company’s floating rate debt. During the year ended June 28, 2003, the Company transferred credits of $2,713 from accumulated other comprehensive income to the statement of consolidated income for amounts related to cash flow hedges of $721 and terminated interest rate swaps of $1,992, net of tax.

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

On October 23, 1998, the Company’s Board of Directors authorized the repurchase of up to 2,000 additional shares of the Company’s common stock over a two-year period, replacing an earlier authorization. As of October 20, 2000, the expiration of the 1998 authorization, 1,403 shares had been purchased at a cumulative cost of $33,718. On October 20, 2000, the Company’s Board of Directors had authorized the repurchase of up to 2,000 shares, replacing the expiring 1998 authorization. The new authorization expires on October 31, 2003. As of June 28, 2003, 1,018 shares had been purchased under the October 2000, authorization at a cumulative cost of $17,041.

7.    Stock Options And Awards

At the Company’s October 1997 annual meeting, the stockholders approved the NEBS Key Employee and Eligible Director Stock Option and Stock Appreciation Rights Plan (the “1997 Plan”). The 1997 Plan amended and restated certain provisions of the Company’s 1990 plan and 1994 plan and incorporated the two plans into the 1997 Plan. Under the 1997 Plan, the Company was authorized to issue 1,300 shares of common stock pursuant to the granting of stock options or stock appreciation rights in addition to the shares remaining available for issuance under the 1990 and 1994 option plans (these plans had authorized the issuance of up to 1,200 and 1,000 shares, respectively).

In addition to shares issuable under these plans, the Company approved and adopted the NEBS 2000 Stock Option Plan for PremiumWear Employees (the “2000 Plan”) and a Stock Option Agreement with Robert J. Murray dated February 2, 1996. Under the 2000 Plan and 1996 agreement, the Company granted options to purchase 105 and 250 shares, respectively, of the Company’s common stock.

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

At the Company’s October 2002 annual meeting, the stockholders approved the NEBS 2002 Equity Incentive Plan (the “2002 Plan”). The 2002 Plan amended and restated certain provisions of the Company’s 1997 Plan and incorporated the plan into the 2002 Plan. Under the 2002 Plan, the Company was authorized to issue 1,000 shares of common stock pursuant to the granting of stock options, restricted stock or stock appreciation rights in addition to shares remaining available for issuance under the 1997 Plan.

Under the terms of the Company’s stock option plans, options are granted to purchase stock at fair market value on the date of the option grant. Options granted have been exercisable in full in terms of up to ten years from the date of grant and the options expire no later than ten years from the date of grant. Generally, the options vest and become exercisable over a four year period. As of June 28, 2003, 3,164 shares of common stock are reserved for issuance under the Company’s stock option plans, of which 2,185 are subject to outstanding options and 979 remain available for future option grants.

Options for 1,579, 1,396 and 1,464 shares were currently exercisable under all option arrangements at June 28, 2003, June 29, 2002 and June 30, 2001, respectively. There were no outstanding stock appreciation rights under any of the plans during 2003, 2002 or 2001.

A summary of activity under the Company’s stock option plans during 2003, 2002, and 2001 follows:

	Number of Shares	Per Share Option Price	Weighted- Average Exercise Price
June 24, 2000	1,609	14.75 – 33.88	22.60
Granted	1,054	15.00 – 20.88	17.28
Exercised	(96)	14.75 – 19.75	15.27
Expired	(151)	15.00 – 30.00	19.77

June 30, 2001	2,416	14.75 – 33.88	20.75

Granted	301	17.50 – 17.89	17.88
Exercised	(343)	14.75 – 27.69	16.94
Expired	(173)	15.00 – 33.06	24.49

June 29, 2002	2,201	14.13 – 33.13	20.61

Granted	272	22.82 – 28.67	23.77
Exercised	(232)	15.00 – 22.85	16.84
Expired	(56)	15.00 – 31.13	16.68

June 28, 2003	2,185	13.88 – 33.13	21.55

The following table presents information with regard to all stock options outstanding at June 28, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$13.88 – 16.63	554	7.44	$16.23	426	$16.21
17.50 – 19.25	430	3.70	$18.48	379	$18.37
20.13 – 23.75	529	7.56	$21.67	178	$20.85
25.14 – 33.13	672	5.22	$27.82	596	$27.84

	2,185	6.45	$21.55	1,579	$21.64

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

At the Company’s October 1994 annual meeting, the stockholders approved the New England Business Service, Inc. Stock Compensation Plan (the “Stock Compensation Plan”). Under the Stock Compensation Plan, up to 300 shares of common stock may be issued to the Company’s directors and employees in lieu of cash compensation otherwise payable. At June 28, 2003, 197 shares remain reserved for issuance under the Stock Compensation Plan.

During fiscal years 2003 and 2001, the Company awarded restricted stock to several executive employees under the Stock Compensation Plan. For these awards, which vest over a period of three years, the fair market value of the shares is expensed over the vesting period. The unamortized portion of deferred compensation expense is recorded as a reduction of shareholder’s equity. Recipients of all restricted shares have the right to vote such shares and receive dividends which are used to purchase additional restricted shares.

8.    Benefit Plans

The Company sponsors several 401(k) plans covering substantially all of the Company’s domestic employees. Contributions to the plans are made by way of participant salary deferrals and Company contributions. Company contributions include combinations of matching, fixed and discretionary contributions, subject to a maximum Company obligation ranging from 2% to 15% of an employee’s eligible pay. The Company’s aggregate contributions to the plans were $7,466 in fiscal 2003, $7,111 in fiscal 2002 and $7,123 in fiscal 2001.

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

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The following table sets forth the plan’s funded status and obligations as of June 28, 2003 and June 29, 2002:

	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$3,835	$3,075
Service cost	201	296
Interest cost	311	241
Plan amendment	—	93
Benefit payments	(26)	—
Actuarial loss (excluding assumptions changes)	1,422	254
Actuarial loss/(gain) due to assumptions changes	353	(124)

Benefit obligation at end of year	$6,096	$3,835

Funded status:
Accumulated benefit obligation (“ABO”) in excess of plan assets	$6,096	$3,835
Unrecognized net loss	(3,015)	(1,477)
Unrecognized prior service cost	(689)	(689)

Net benefit liability	$2,392	$1,669

Amounts recognized in the consolidated balance sheets:
Accrued benefit liability	$4,864	$2,896
Intangible asset	(689)	(689)
Accumulated other comprehensive income	(1,783)	(538)

Net amount recognized	$2,392	$1,669

The components of net periodic benefit cost for 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Service cost	$201	$296	$185
Interest cost	311	241	119
Amortization of prior service cost	84	77	77
Recognized actuarial loss	153	139	5

Net periodic benefit cost	$749	$753	$386

For measurement purposes a 4.0% annual rate of increase in compensation cost was assumed in 2003 and 2002.

The weighted average discount rate used in determining the ABO was 6.75% and 7.50% in 2003 and 2002, respectively.

SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires the accrual of postretirement benefits other than pensions (such as health care benefits) during the years an employee provides service to the Company. The Company sponsors a defined benefit postretirement plan that provides health and dental care benefits for retired Company officers, health and insurance benefits for certain Safeguard Business Systems, Inc. retirees and health and insurance benefits for certain PremiumWear, Inc. retirees. The plans are contributory, and retirees’ contributions are adjusted annually.

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The following table sets forth the plans’ funded status and obligations as of June 28, 2003 and June 29, 2002:

	2003	2002
Accumulated postretirement benefit obligation (“APBO”):
Retirees	$2,065	$1,239
Eligible active plan participants	—	—
Other active plan participants	920	775

Total	2,985	2,014
Plan assets at fair value	—	—

Accumulated postretirement benefit obligation in excess of plan assets	2,985	2,014
Unrecognized net gain	6	218

Net postretirement liability (included in accrued employee benefit expense)	$2,991	$2,232

The components of net periodic postretirement benefits cost for 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Service cost	$60	$59	$71
Interest on accumulated postretirement benefit obligation	148	138	62
Amortization of gain	(11)	(14)	(41)

Net periodic postretirement cost	$197	$183	$92

For measurement purposes, a 10.0% annual rate of increase in the cost of providing medical benefits was assumed in 2003 with a reduction to a trend rate of 6% for fiscal 2006 and beyond.

The weighted average discount rate used in determining the APBO was 6.75% and 7.50% in 2003 and 2002, respectively.

The health care cost trend has an effect on the amounts reported. An increase of 1% in the rate of increase would have had an effect of increasing the APBO by $350 and the net periodic postretirement benefits cost by $24.

9.    Income Taxes

The components of income before income taxes were as follows:

	2003	2002	2001
United States	$37,577	$38,801	$30,312
Foreign	1,366	2,193	414

Total	$38,943	$40,994	$30,726

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Provisions for income taxes under SFAS No. 109 in 2003, 2002 and 2001 consist of:

	2003	2002	2001
Currently payable:
Federal	$14,852	$10,227	$10,884
State	3,391	639	726
Foreign	470	1,030	405

Total	18,713	11,896	12,015
Deferred	106	3,846	(32)

Total	$18,819	$15,742	$11,983

The tax effects of significant items comprising the Company’s net deferred tax assets as of June 28, 2003 and June 29, 2002 are as follows:

	2003		2002
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets:
Accrued vacation	$1,686		$1,191
Allowance for doubtful accounts	1,892		1,804
Accrued expenses	2,317		1,585
Sales returns and allowances	372		284
Inventory	2,912		2,278
Employee benefit reserves	3,701		3,245
Other comprehensive income	1,059		2,694
Intangible assets and goodwill	—	$11,652	—	$10,674
Property and equipment	—	4,309	—	3,021
Net operating loss carryforward	—	3,411	—	4,134
Business tax credit carryforward	—	641	—	607
Other	102	715	159	498
Deferred tax liabilities:
Amortization	—	(9,901)	—	(7,424)
Depreciation	—	(10,982)	—	(9,981)
Deferred mail advertising	(1,274)	—	(1,306)	—
Other	(472)	(494)	(1,915)	(353)

Net deferred tax assets/(liabilities)	$12,295	$(649)	$10,019	$1,176

Current and non-current amounts have been further segregated on the balance sheet due to the effect of different tax jurisdictions.

As a result of the PremiumWear, Inc. acquisition, the Company has a net operating loss carryforward for regular federal tax purposes of approximately $9,162, which will begin to expire in 2005. The utilization of these losses is subject to an annual limitation as set forth in IRC 382. The maximum amount of net operating losses that may be utilized by the Company in any period is limited to $2,175 per year. The Company believes that its future taxable income will be sufficient for full realization of this carryforward.

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

A reconciliation of the provisions for income taxes to the U.S. Federal income tax statutory rates follows:

	2003	2002	2001
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes (less federal tax benefits)	4.5	3.3	2.3
Goodwill impairment	8.6	—	—
Other—net	.2	.1	1.7

Effective tax rate	48.3%	38.4%	39.0%

10.    Segment Information

The Company has identified five reportable segments. The first segment is “Direct Marketing-US” and represents those business operations that sell principally printed products such as checks and business forms to small businesses through direct marketing in the United States. The second segment, “Direct and Distributor Sales”, also sells primarily checks and business forms to small businesses; however, they sell through a direct sales force to the customer and through local, dedicated and independent distributors in the United States and Canada. The third segment, “Apparel”, utilizes independent sales representatives to market its specialty apparel products and to solicit orders from customers in the promotional products/advertising specialty industry. “Packaging and Display Products”, the fourth segment, primarily resells packaging and shipping supplies and retail signage marketed through a combination of direct marketing and direct selling efforts. The fifth segment, “International”, sells principally printed products such as checks and business forms to small businesses in Europe and Canada through direct marketing, independent distributors or by directly selling to the customer.

The Company evaluates segment performance and allocates resources based on a profit from operations measure. This measure is similar to income from operations as reported on the statements of consolidated income in that it excludes interest and other income and expense. This measure, however, also excludes certain items that are reported within income from operations. These include management incentive compensation, amortization, integration charges, restructuring charges, impairment charges and corporate expenses. The chief operating decision-maker, in assessing segment results, does not consider these items. In order to reconcile the segment numbers to the Company’s income before income taxes, adjustments representing the items listed above totaling $36,595, $35,556 and $48,419 for the years ended June 28, 2003, June 29, 2002 and June 30, 2001, respectively, need to be made to the reported segment results.

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Net sales and profit from operations for each of the Company’s business segments are set forth below:

	Direct Marketing-US	Direct and Distributor Sales	Apparel	Packaging and Display Products	International	Total
2003
Net sales	$269,019	$121,618	$40,385	$80,251	$39,915	$551,188
Profit from operations	60,931	11,989	(2,357)	2,549	2,426	75,538
Adjustments listed above						(36,595)
Income before income taxes						38,943
2002
Net sales	$282,595	$105,958	$50,592	$78,907	$39,487	$557,539
Profit from operations	63,009	9,210	(1,205)	2,441	3,095	76,550
Adjustments listed above						(35,556)
Income before income taxes						40,994
2001
Net sales	299,919	103,817	56,853	84,355	41,147	586,091
Profit from operations	64,477	6,961	2,677	2,994	2,036	79,145
Adjustments listed above						(48,419)
Income before income taxes						30,726

11.    Litigation

See note 2 for a description of certain litigation arising from the Company’s acquisition of all the outstanding shares of PremiumWear, Inc.

On July 24, 2002, a class action lawsuit entitled “OLDAPG, Inc. v. New England Business Service, Inc.” was filed in the Court of Common Pleas of the Ninth Judicial Circuit in and for Charleston County, South Carolina. The named plaintiff in the lawsuit seeks to represent a class consisting of all persons who allegedly received facsimiles containing unsolicited advertising from the Company in violation of the Telephone Consumer Protection Act of 1991 (the “TCPA”). The plaintiff is seeking statutory damages in the amount of $500.00 per individual violation, which amount can be trebled to $1,500.00 for each violation found to have been “willful and knowing”. The litigation has been settled by agreement between the parties, subject to approval by the Court, on terms which the Company believes will not be material to its financial condition and results of operations.

The Company is also involved in a number of other legal matters related to the business and in the opinion of management the outcome of these matters will not have a material effect on the Company’s consolidated financial position or results of operations.

12.    Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss is set forth below:

	Balance	Balance
	June 28, 2003	June 29, 2002
Unrealized losses on investments, net of tax	$(15)	$(292)
Foreign currency translation adjustments, net	(1,073)	(3,618)
Pension adjustments, net of tax	(1,055)	(305)
Unrealized losses on derivatives held for hedging purposes, net of tax	(483)	(3,196)

Total	$(2,626)	$(7,411)

13.    Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2003
Net sales	$128,851	$152,599	$127,267	$142,471	$551,188
Gross profit	74,572	89,461	72,502	80,602	317,137
Income before income taxes	11,322	20,738	10,030	(3,147)	38,943
Net income	6,974	12,921	5,886	(5,657)	20,124
Diluted earnings per share	$.52	$.97	$.44	$(.42)	$1.51

Dividends per share	$.20	$.20	$.20	$.20	$.80

2002
Net sales	$133,515	$157,532	$132,879	$133,613	$557,539
Gross profit	75,378	89,913	74,325	75,876	315,492
Income before income taxes	7,542	15,178	7,541	10,733	40,994
Net income	1,854	9,349	4,646	6,611	22,460
Diluted earnings per share	$.15	$.73	$.35	$.49	$1.73

Dividends per share	$.20	$.20	$.20	$.20	$.80

As discussed in note 1, during the fourth quarter of fiscal year 2003, the Company recognized an impairment charge to write-off goodwill and long-term contracts in the amount of $13,249.

14.    Subsequent Event

In July 2003, the Company announced a restructuring plan associated with its acquisition of SBS. The Company expects to incur pretax costs of approximately $5,000 in fiscal year 2004 to provide for costs associated with the Company’s decision to eliminate excess capacity by closing a manufacturing facility in Peterborough, NH. Approximately 250 employees will be affected by this restructuring action either through elimination of their positions or relocation.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of New England Business Service, Inc.:

We have audited the accompanying consolidated balance sheets of New England Business Service, Inc. and subsidiaries as of June 28, 2003 and June 29, 2002 and the related statements of consolidated income, consolidated stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 28, 2003. Our audits also included the financial statement schedule listed under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of New England Business Service, Inc. and subsidiaries as of June 28, 2003 and June 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2002 the Company changed its method of accounting for goodwill and intangible assets to conform to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”.

/s/    DELOITTE & TOUCHE LLP

Boston, Massachusetts

July 28, 2003

SCHEDULE II

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands of dollars)

	Balance at Beginning Period	Additions			Deductions from Reserves(2)	Balance at End of Period
		Charged to Income	Other
Reserves deducted from assets to which they apply:
For doubtful accounts receivable:
Year ended June 30, 2001	$5,037	$4,659	$422	(1)	$4,774	$5,344
Year ended June 29, 2002	5,344	4,865	0		5,068	5,141
Year ended June 28, 2003	5,141	5,406	188	(1)	5,099	5,636
For inventory obsolescence:
Year ended June 30, 2001	2,514	8,736	1,700	(1)	7,355	5,595
Year ended June 29, 2002	5,595	6,749	0		6,711	5,633
Year ended June 28, 2003	5,633	3,832	381	(1)	1,841	8,005
Reserves included in liabilities:
For sales returns and allowances:
Year ended June 30, 2001	1,059	1,021	80	(1)	1,059	1,101
Year ended June 29, 2002	1,101	787	0		1,101	787
Year ended June 28, 2003	787	993	126	(1)	787	1,119

(1)	Acquired in acquisitions.
(2)	Accounts written off.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of May 26, 2000, by and among the Company, Penguin Sub, Inc. and PremiumWear, Inc. (Incorporated by reference to Exhibit (d)(1) to the Company’s Schedule TO dated June 9, 2000.)

2.2.1	Merger Agreement, dated as of April 23, 2003, by and among the Company, Centurion Sub, Inc. and Safeguard Business Systems, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 2, 2003.)

2.2.2	Payment and Escrow Agreement, dated as of June 2, 2003 by and among the Company, Joann McNiff, as Representative, and SunTrust Bank. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated June 2, 2003.)

3.1.1	Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 7(a) to the Company’s Current Report on Form 8-K dated October 31, 1986.)

3.1.2	Certificate of Merger of New England Business Service, Inc. (a Massachusetts corporation) and the Company, dated October 24, 1986 amending the Certificate of Incorporation of the Company by adding Articles 14 and 15 thereto. (Incorporated by reference to Exhibit 7(a) to the Company’s Current Report on Form 8-K dated October 31, 1986.)

3.1.3	Certificate of Designations, Preferences and Rights of Series A Participating Preferred Stock of the Company, dated October 27, 1989. (Incorporated by reference to Exhibit (3)(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.)

3.2	By-Laws of the Company, as amended through July 29, 2003; filed herewith.

4.1	Specimen stock certificate for shares of Common Stock, par value $1.00 per share. (Incorporated by reference to Exhibit (4)(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.)

4.2	Amended and Restated Rights Agreement, dated as of October 27, 1989 as amended as of October 20, 1994 (the “Rights Agreement”), between the Company and Fleet National Bank (formerly known as BankBoston, N.A.), as rights agent, including as Exhibit B the forms of Rights Certificate and Election to Exercise. (Incorporated by reference to Exhibit 4 of the Company’s Current Report on Form 8-K dated October 20,1994.)

10.1.1	Second Amended and Restated Revolving Credit Agreement dated as of July 13, 2001 by and among the Company, Fleet National Bank, and certain other financial institutions. (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.)

10.1.2	First Amendment to Second Amended and Restated Revolving Credit Agreement dated as of October 24, 2001 by and between the Company, Fleet National Bank, and certain other financial institutions. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001.)

10.1.3	Second Amendment to Second Amended and Restated Revolving Credit Agreement dated as of April 26, 2002 by and among the Company, Fleet National Bank, and certain other financial institutions. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002.)

10.1.4	Third Amendment to Second Amended and Restated Revolving Credit Agreement dated as of March 13, 2003 by and between the Company, Fleet National Bank, and certain other financial institutions. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003.)

10.1.5	Fourth Amendment to Second Amended and Restated Revolving Credit Agreement dated as of April 18, 2003 by and among the Company, Fleet National Bank, and certain other financial institutions. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003.)

Exhibit Number	Description
10.1.6	Fifth Amendment to Second Amended and Restated Revolving Credit Agreement dated as of July 21, 2003 by and among the Company, Fleet National Bank, and certain other financial institutions; filed herewith.

10.2	Note Purchase Agreement dated as of November 9, 2001 by and between the Company and The Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001.)

10.3.1	Lease Agreement dated as of March 31, 1997, relating to 33 Union Avenue, Sudbury, Massachusetts (“33 Union Avenue Lease”). (Incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.)

10.3.2	Amendment No. 1 to 33 Union Avenue Lease dated as of January 28, 1998. (Incorporated by reference to Exhibit 10.3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.)

10.3.3	Assignment and Assumption Agreement as of September 27, 1999 relating to 33 Union Avenue Lease. (Incorporated by reference to Exhibit 10.3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.)

10.4	Lease Agreement dated as of June 3, 1998, relating to 1055 East State Street, Athens, Ohio. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.)

10.5*	NEBS 2002 Equity Incentive Plan (including amendment and restatement of the NEBS 1990 Key Employee Stock Option and Stock Appreciation Rights Plan and the NEBS 1994 and 1997 Key Employee and Eligible Director Stock Option and Stock Appreciation Rights Plans). (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2003.)

10.6*	Stock Option Agreement dated February 2, 1996 between the Company and Robert J. Murray. (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 1998.)

10.7*	NEBS Deferred Compensation Plan for Outside Directors. (Incorporated by reference to Exhibit (10)(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 1982.)

10.8.1*	New England Business Service, Inc. Deferred Compensation Plan dated June 25, 1994. (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.)

10.8.2*	New England Business Service, Inc. Deferred Compensation Plan Trust Agreement dated August 29, 2002. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003.)

10.9*	New England Business Service, Inc. Supplemental Executive Retirement Plan, effective January 4, 1999, as amended and restated effective April 25, 2003 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003.)

10.10*	New England Business Service, Inc. Stock Compensation Plan dated July 25, 1994, amended through October 23, 1998. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1998.)

10.11*	Executive Bonus Plan for 2004; filed herewith.

10.12.1*	Change in Control Severance Agreement dated August 2, 2001 between the Company and Robert J. Murray. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.)

10.12.2*	First Amendment to Change in Control and Severance Agreement dated May 5, 2003 between the Company and Robert J. Murray. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003.)

Exhibit Number	Description

10.13.1*	Form of Change in Control Severance Agreement between the Company and certain executive officers of the Company. (Incorporated by reference to Exhibit 10.15.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.)

10.13.2*	Form of First Amendment to Change in Control and Severance Agreement dated May 5, 2003 between the Company and certain executive officers of the Company. (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003.)

10.13.3*	List of executive officers of the Company who have entered into Change in Control Severance Agreements and the dates thereof; filed herewith.

10.14*	NEBS 2000 Stock Option Plan for PremiumWear Employees dated July 14, 2000. (Incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 (File No. 333-43028), filed on August 4, 2000).

10.15*	Form of Promissory Note dated June 22, 2001 between the Company and Richard T. Riley (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002.)

10.16*	Letter Agreement dated May 9, 2003 between the Company and George P. Allman; filed herewith.

10.17*	Letter Agreement dated July 29, 2003 between the Company and Robert J. Murray; filed herewith.

21	List of Subsidiaries.

23	Independent Auditors Consent—Deloitte & Touche LLP.

24	Power of Attorney (included in the signature page of this Annual Report on Form 10-K).

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Principal Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Principal Financial Officer).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer).

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.