Form 10-Q
period 2003-09-27
NEW ENGLAND BUSINESS SERVICE INC
filed 2003-11-12
CIK 205700

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 27, 2003.

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

The number of common shares of the Registrant outstanding on November 12, 2003 was 13,220,338.

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements
----------------------------

                       NEW ENGLAND BUSINESS SERVICE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                                  Sept. 27,        June 28,
                                                     2003            2003
                                                   --------       --------
ASSETS
Current Assets
  Cash and cash equivalents                        $  3,226       $  4,743
  Accounts receivable, net                           71,850         71,049
  Inventories, net                                   45,420         39,792
  Direct mail advertising materials, net
   and prepaid expenses                              24,817         18,710
  Deferred income tax benefit                        13,922         14,041
                                                   --------       --------
     Total current assets                           159,235        148,335
Property and Equipment                               79,108         80,110
Property Held for Sale                                    -            328
Deferred Income Tax Benefit                          20,728         20,728
Goodwill, net                                        92,208         88,001
Other Intangible Assets, net                         73,753         76,292
Other Assets                                          5,576          4,672
                                                   --------       --------
TOTAL ASSETS                                       $430,608       $418,466
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                 $ 22,966       $ 22,937
  Accrued expenses                                   68,019         65,192
  Obligations under capital lease-current portion       643            764
                                                   --------       --------
     Total current liabilities                       91,628         88,893
Long-Term Debt                                      162,379        157,025
Deferred Income Taxes                                21,377         21,377

STOCKHOLDERS' EQUITY
  Common stock                                       15,944         15,889
  Additional paid-in capital                         61,093         59,111
  Unamortized value of restricted stock awards       (2,270)          (487)
  Accumulated other comprehensive loss               (2,420)        (2,626)
  Retained earnings                                 138,828        135,634
                                                   --------       --------
     Total                                          211,175        207,521
Less Treasury stock, at cost                        (55,951)       (56,350)
                                                   --------       --------
Stockholders' Equity                                155,224        151,171
                                                   --------       --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $430,608       $418,466
                                                   ========       ========

See Notes to Condensed Consolidated Financial Statements

                             NEW ENGLAND BUSINESS SERVICE, INC.
                             STATEMENTS OF CONSOLIDATED INCOME
                           (In thousands, except per share data)

                                                Three Months Ended
                                              Sept. 27,  Sept. 28,
                                                 2003       2002
                                               --------   --------
NET SALES                                      $167,288   $128,851
COST OF SALES                                    69,142     54,279
                                               --------   --------
GROSS PROFIT                                     98,146     74,572
OPERATING EXPENSES:
  Selling and advertising                        61,894     43,999
  General and administrative                     24,108     19,317
  Exit costs                                        791          -
                                               --------   --------
     Total operating expenses                    86,793     63,316
                                               --------   --------
INCOME FROM OPERATIONS                           11,353     11,256
OTHER (EXPENSE)/INCOME:
  Interest income                                    83         32
  Interest expense                               (1,750)    (3,077)
  Loss on settlement of interest rate swaps           -     (3,211)
  Gain on sale of long-term investment                -      6,322
                                                --------   --------
      Total other(expense)/income                (1,667)        66
                                                --------   --------
INCOME BEFORE INCOME TAXES                        9,686     11,322
PROVISION FOR INCOME TAXES                        3,874      4,348
                                               --------   --------
NET INCOME                                     $  5,812   $  6,974
                                               ========   ========
PER SHARE AMOUNTS:
Basic Earnings Per Share                       $    .44   $    .54
                                               ========   ========
Diluted Earnings Per Share                     $    .43   $    .52
                                               ========   ========
Dividends Paid                                 $    .20   $    .20
                                               ========   ========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING        13,062     13,025
  Plus incremental shares from assumed
  conversion of stock options and
  contingently returnable shares                    561        360
                                               --------   --------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING      13,623     13,385
                                               ========   ========

See Notes to Condensed Consolidated Financial Statements

                     NEW ENGLAND BUSINESS SERVICE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                                       Three Months Ended
                                                    Sept. 27,    Sept. 28,
                                                      2003          2002
                                                     --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                           $  5,812      $  6,974
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation                                          5,885         5,017
  Amortization                                          2,563         1,784
  Exit costs                                              791             -
  Loss/(gain) on disposal of equipment                     11            (2)
  Gain on sale of long-term investment                      -        (6,322)
  Provision for losses on accounts receivable           1,148         1,507
  Deferred grants                                           -            (2)
  Employee benefit charges                                448           214
Changes in assets and liabilities:
  Accounts receivable                                  (1,925)       (1,186)
  Inventories and advertising material                (10,327)       (6,427)
  Prepaid expenses and other assets                    (1,554)         (555)
  Accounts payable                                         26           (11)
  Income taxes payable                                 (1,501)        2,100
  Other accrued expenses                                1,343        (2,039)
                                                     --------      --------
    Net cash provided by operating activities           2,720         1,052

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                    (4,943)       (4,124)
Purchase of long-term investment                            -        (5,421)
Proceeds from sale of long-term investment                  -        42,264
Proceeds from sale of building                            370             -
Proceeds from sale of equipment                             -            11
Acquisition of business                                (2,129)            -
                                                     --------      --------
    Net cash (used)/provided by
     investing activities                              (6,702)       32,730

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                     (14,967)      (52,734)
Proceeds from borrowings - net of issuance costs       20,177        22,498
Proceeds from issuance of common stock                  2,480             6
Acquisition of treasury stock                          (2,608)            -
Dividends paid                                         (2,618)       (2,609)
                                                     --------      --------
    Net cash provided/(used) by
     financing activities                               2,464       (32,839)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     1          (271)
                                                     --------      --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                (1,517)          672
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          4,743         6,112
                                                     --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  3,226      $  6,784
                                                     ========      ========

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1. Basis of Presentation/Accounting Policies
--------------------------------------------
  The condensed consolidated financial statements contained in this report are unaudited, but reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods reflected. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, and the Independent Auditors' Report in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 2003. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 2003. The Company has consistently followed those policies in preparing this report. The results from operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year.

2. Acquisitions
-----------------

In March 2003, the Company acquired certain assets of the payroll division of Parkwood Computer
Services, Inc. ("NEBS Payroll Service Limited") for approximately $1,200. The Company acquired NEBS
Payroll Service Limited to provide economical full-service payroll services to Canadian small businesses.
The acquisition was accounted for using the purchase method of accounting. Accordingly, NEBS Payroll
Service Limited's results from operations are included in the accompanying financial statements from the date of acquisition. The purchase price, including acquisition costs, was allocated to the net tangible assets acquired based on the fair value of such assets. The excess cost over fair value of the net tangible assets acquired was $477, of which $44 and $39 were allocated to customer lists and tradenames, respectively, and the balance of $394 to goodwill.

In June 2003, the Company acquired all the outstanding shares of Safeguard Business Systems, Inc.
("SBS"). The purchase price totaled approximately $73,587 (net of cash and restricted cash acquired) for the shares. The purchase price is also subject to a post-closing working capital adjustment. The Company also incurred fees of approximately $1,332 in connection with the acquisition which are included in the purchase price above. The Company acquired SBS in order to expand its customer base in the small business market. The SBS distributor channel and product set are highly complementary to the Company's business model. The acquisition was accounted for using the purchase method of accounting. Accordingly, SBS's results from operations are included in the accompanying financial statements from the date of acquisition. The purchase price, including acquisition costs, was allocated to the net tangible assets acquired based on the fair value of such assets and liabilities. The excess cost over fair value of the net tangible assets acquired was $67,627, of which $34,560 was allocated to long-term contracts and the balance of $33,067 to goodwill. These allocations are still subject to final fixed and intangible asset valuations. The long-term contracts are being amortized over their estimated respective useful lives estimated at 10 years.

The cost to acquire NEBS Payroll Service Limited and SBS has been allocated to the assets acquired and liabilities assumed according to estimated fair values. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for NEBS Payroll Service Limited and SBS at the date of their acquisition:

                                        NEBS Payroll
                                        Service Limited     SBS      Total
                                      ------------------  --------   --------
Current assets                             $     -        $25,633    $25,633
Deferred tax asset                               -          1,533      1,533
Property and equipment                         723          8,789      9,512
Intangible assets                               83         34,560     34,643
Goodwill                                       394         33,067     33,461
Current liabilities                              -        (29,995)   (29,995)
                                          --------        --------   --------
Total purchase price                      $  1,200        $73,587    $74,787
                                          ========        ========   ========

The following unaudited pro forma financial information reflects the consolidated results from operations of the Company for the fiscal quarter ended September 28, 2002 as though the acquisitions described above had occurred on the first day of the respective fiscal quarter. The pro forma operating results are presented for comparative purposes only and do not purport to present the Company's actual operating results had the acquisitions been consummated on June 29, 2002 or results which may occur in the future:


                                      Three Months Ended
                                            Sept. 28,
                                              2002
                                             -------
Net sales                                    $167,711
Net income                                      7,429
Net income per diluted share                     0.56


3. Restructuring
-----------------

 During fiscal year 2001, the Company undertook two distinct restructuring actions. The first resulted in a net restructuring charge of $4,523 in fiscal years 2002 and 2001 to provide for costs primarily associated with the Company's decision to more closely align its direct marketing and direct sales activities. As part of the restructuring program, the McBee US headquarters was relocated from
Parsippany, New Jersey to the existing RapidForms facility in Thorofare, New Jersey. In addition, the
McBee manufacturing plant in Damascus, Virginia was closed and a portion of leased warehousing space occupied by Chiswick in Sudbury, Massachusetts was vacated. In Canada, the McBee sales and marketing organizations were combined with  the NEBS direct marketing organization and are operating under the NEBS name. The second restructuring resulted in a net charge of $3,322 in fiscal years 2002 and 2001 to provide for costs associated with the Company's decision to eliminate excess capacity by closing a manufacturing facility in Ogden, Utah and a leased distribution facility in Sudbury, Massachusetts, along with other actions to reduce the workforce in various locations. Approximately 315 employees were affected by these restructuring actions either through elimination of their positions or relocation.

 During fiscal year 2003, the Company implemented a workforce reduction in specific areas of the business, affecting approximately 44 employees. This action primarily included the closure of a sales office in Canada, as well as targeted reductions of staff in the Company's direct marketing operation in
Groton as well as in Chiswick and PremiumWear. In addition, as part of the purchase accounting for the
SBS acquisition and included in the allocation of the acquisition costs, a liability of $3,300 was recorded to cover the anticipated costs (primarily termination benefits) related to a plan to close redundant SBS manufacturing and warehouse facilities and to reduce manufacturing and administrative personnel.

During fiscal year 2004, the Company announced its plans to close a manufacturing plant in
Peterborough, New Hampshire after an extensive review of the Company's manufacturing capacity following the SBS acquisition. The manufacturing activities will be absorbed into other existing facilities during the current fiscal year with operations in Peterborough, New Hampshire expected to cease by June 26,
2004.

Pursuant to these plans, the following charges and payments have been accrued and recorded:


                        Balance          Charge/                          Balance
                        June 28,        (credit) for     Payments for     Sept. 27,
                        2003             the period       the period      2003
                        -------------   -------------    -------------    ---------
2001 Restructuring
--------------------
  Facility closure costs   $  511          $   -            $ (458)         $  53
  Employee termination         62              -               (22)            40
   benefit costs

2003 Restructuring
--------------------
  Facility closure costs      548             (14)             (38)           496
  Employee termination
   benefit costs            3,606             222           (1,118)         2,710

2004 Restructuring
--------------------
   Employee termination
    benefit costs               -             507                -            507
                           -------       --------         --------        ---------
Total                      $4,727         $   715          ($1,636)        $3,806
                           =======       ========         ========        =========

   The activities related to all restructuring actions identified above are anticipated to be completed by the Company during fiscal year 2004, however payments for employee termination benefits and idle facilities maintenance will extend beyond that time period.

    Additional information related to exit costs expected to be incurred and expensed during the period is as follows:

                                                Exit             Cumulative
                             Exit          costs incurred        exit costs
                       costs expected    for the period ended   incurred as of
                       to be incurred       Sept. 27, 2003      Sept. 27, 2003
                        -------------       ------------         -----------

2001 Restructuring
--------------------
  Facility closure costs   $ 3,240            $     -             $ 3,240
  Employee termination
   benefit costs           $ 4,486                  -               4,486

2003 Restructuring
--------------------
  Facility closure costs       248                  (14)              248
  Employee termination
   benefit costs             1,077                  222             1,077

2004 Restructuring
--------------------
   Employee termination
    benefit costs            1,700                  545               545
   Facility closure costs    1,300                    8                 8
   Other associated costs    1,200                   30                30
                           ---------           -----------        -----------
Total                      $13,251            $     791           $ 9,634
                           =========           ===========        ===========

4. Inventories, net
-------------------
  Inventories are carried at the lower of first-in, first-out cost or market. Inventories at September 27, 2003 and June 28, 2003 consisted of:


                                            Sept.27,       June 28,
                                              2003           2003
                                             -------        -------
  Raw Material                               $ 4,640        $ 4,594
  Work in Process                                 18              -
  Finished Goods                              40,762         35,198
                                              ------        -------
  Total                                      $45,420        $39,792
                                             =======        =======

5. Long-Term Investment
-----------------------


 In March 2000, the Company invested $12,869 in the common stock of Advantage Payroll Services, Inc. In August 2001 and July 2002, the Company invested an additional $17,652 and $5,421, respectively, in the common stock of Advantage Payroll Services, Inc. for a total investment of $35,942. In September 2002, Advantage merged with Paychex, Inc. The Company received a total of $47,366 in proceeds from the merger and recognized a gain of $11,424 in the year ended June 28, 2003.

     The Company used the proceeds from the sale of the Advantage investment to pay down floating rate debt and to terminate three interest rate swap agreements with a notional amount of $75,000 with two commercial banks during fiscal year 2003. These interest rate swaps were no longer needed to hedge the reduced level of the Company's floating rate debt. The Company was required to make termination payments equivalent to the fair value of the swaps totaling $3,277. This amount, which was reclassified from other comprehensive income to other expense, represents a loss on settlement of interest rate swaps to terminate the agreements.


6. Goodwill and Other Intangible Assets
------------------------------------------

The Company completed the annual intangible asset impairment test as of April 26, 2003 using a discounted cash flows analysis and recognized an impairment charge to write-off goodwill and long-term contracts in the amounts of $9,624 and $3,625, respectively, relating to its Premiumwear business within its Apparel business segment. The impairment loss is recognized in the consolidated statements of income for the fiscal year ended June 28, 2003 under "Operating Expenses".

Intangible assets consist of the following:

                                       June 28,                    Sept. 27,
                                        2003                          2003
                                      ----------                    ---------
                         Gross Carrying   Accumulated    Gross Carrying    Accumulated
                           Amount         Amortization     Amount          Amortization
                         -------------    ------------   --------------    ------------
Intangible assets with
     defined lives:
 Customer lists               $46,367         $42,336          $46,373         $43,785
 Debt issue costs               3,517           1,840            3,542           1,987
 Long-term contracts           36,238           1,285           36,231           2,161
 Bank referral agreements       7,400           1,881            7,400           1,972
Intangible assets with
      indefinite lives:
 Tradenames                    32,839           2,727           32,839           2,727
                              --------        --------         --------        --------
Total intangible assets      $126,361         $50,069         $126,385         $52,632
                              ========        ========         ========        ========

Changes in the carrying amount of goodwill (net) for the three months ended
September 27, 2003, by segment, are as follows:

                                Direct and                Packaging
                   Direct       Distributor               and Display
                   Marketing-US Sales        Apparel      Products     International   Total
                   -----------  -----------  -----------  -----------  -------------   ------
Balance
 June 28, 2003       $24,237     $36,361     $   -       $23,246       $ 4,157         $88,001

Goodwill acquired-
 SBS                       -       4,207         -             -             -           4,207
                     --------   --------     --------    --------      --------       --------

Balance
 Sept. 27, 2003      $24,237    $40,568      $   -       $23,246       $ 4,157         $92,208
                     ========   ========     ========    ========      ========       ========


  Amortization of intangible assets with defined lives for the three months ended September 27, 2003 was $2,563.  Estimated amortization of intangible assets for fiscal years 2004, 2005, 2006, 2007 and
2008, without consideration of any other increases or decreases in the balance of the assets, is
$8,450, $4,484, $4,296, $3,932 and $3,932, respectively.


7. Stock Options
------------------

 SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The
Company has chosen to continue to account for stock-based compensation using the intrinsic-value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued
to Employees," and related interpretations. Accordingly, compensation costs of stock-based employee compensation is measured as the excess, if any, of the fair value of the stock at the date of the grant over the option exercise price and is charged to operations over the vesting period.

If the fair-value-based accounting method was utilized for stock-based compensation, the Company's pro forma net earnings would have been as follows:



                                              Three Months Ended
                                            Sept. 27,    Sept. 28,
                                               2003         2002
                                            --------      -------


Net income:
  As reported                              $ 5,812       $ 6,974

  Deduct total stock-based compensation
   expense determined under the
   intrinsic-value method for all awards,
   net of related tax effects                    -             -

  Deduct total stock-based compensation
   expense determined under the fair-value
   method for all awards, net of related
   tax effects                                 (75)         (232)
                                            -------      --------
  Pro forma                                $ 5,737       $ 6,742
                                           ========      ========
Net income per basic share:
  As reported                              $  0.44       $  0.54
  Pro forma                                   0.44          0.52

Net income per diluted share:
  As reported                              $  0.43       $  0.52
  Pro forma                                   0.42          0.50

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the three months ended September 27, 2003 and September 28, 2002, respectively, were $8.52 and $6.48. It should be noted that the Black-Scholes option pricing model used in the calculation was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years. Management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances.

8. Other Comprehensive Income
-----------------------------

  Other Comprehensive Income consists of foreign currency translation adjustments, pension adjustments, unrealized gains and losses on investments and changes in the fair market value of cash flow hedges. The Company's comprehensive income is set forth below:

                                              Three Months Ended
                                            Sept. 27,    Sept. 28,
                                              2003         2002
                                            --------      -------
Net Income                                 $  5,812      $ 6,974

Changes in:

Unrealized gains
   on investments,
   net of tax                                    63          159

Foreign currency
   translation adjustments, net                  27         (766)

Unrealized gains on derivatives
   held for hedging purposes, net of tax        116        2,076
                                            --------      -------
Comprehensive income                       $  6,018      $ 8,443
                                            ========      =======



The Company's accumulated other comprehensive loss is set forth below:

                                           Balance       Balance
                                          Sept. 27,      June 28,
                                            2003          2003
                                          ---------    ----------
Unrealized gains/(losses)
   on investments,
   net of tax                              $    48    $   (15)
Foreign currency
   translation adjustments, net             (1,046)    (1,073)
Pension adjustments, net of tax             (1,055)    (1,055)
Unrealized losses on derivatives
   held for hedging purposes, net of tax      (367)      (483)
                                           --------    -------
Total                                      $(2,420)   $(2,626)
                                           ========    =======

9. Financial Information by Business Segment
--------------------------------------------
 The Company has identified five reportable segments. The first segment is "Direct Marketing-US" and represents those business operations that sell principally printed products such as checks and business forms to small businesses through direct marketing in the United States. The second segment, "Direct and Distributor Sales", also sells primarily checks and business forms to small businesses; however, they sell through a direct sales force to the customer and through local, dedicated, independent distributors in the United States and Canada. The third segment, "Apparel", utilizes independent sales representatives to market its specialty apparel products and to solicit orders from customers in the promotional products/advertising specialty industry. "Packaging and Display Products", the fourth segment, primarily resells packaging and shipping supplies and retail signage marketed through a combination of direct marketing and direct selling efforts. The fifth segment, "International", sells principally printed products such as checks and business forms to small businesses in Europe and Canada through direct marketing, independent distributors or by directly selling to the customer.

  The Company evaluates segment performance and allocates resources based on a profit from operations measure. This measure is similar to income from operations as reported on the statements of consolidated income in that it excludes interest and other income and expense. This measure, however, also excludes certain items that are reported within income from operations. These include management incentive compensation, amortization, integration charges, restructuring charges, impairment charges and corporate expenses. The individuals performing the function of chief operating decision-maker by overseeing the performance of all the segments, in assessing segment results, do not consider these items.

   In order to reconcile the segment numbers to the Company's income before income taxes, adjustments representing the items listed above totaling $11,063 and $6,162 for the three months ended September 27, 2003 and September 28, 2002, respectively, need to be made to the reported segment results.

   Net sales and profit from operations for each of the Company's business segments are set forth below:

                              Direct and                Packaging
                 Direct       Distributor               and Display
                 Marketing-US Sales        Apparel      Products     International   Total
                 -----------  -----------  -----------  -----------  -------------   ------

Three months ended
Sept. 27, 2003
  Net sales      $61,613      $66,587      $ 9,396       $19,618       $10,074       $167,288
  Profit (loss)
   from
   operations     14,680        5,794         (398)          625            48         20,749
  Less
   adjustments
   listed above                                                                        11,063
  Income before
   income taxes                                                                      $  9,686




Three months ended
Sept. 28, 2002
  Net sales      $63,886     $26,546       $ 9,758       $19,629       $ 9,032       $128,851
  Profit (loss)
   from
   operations     14,967       2,356          (708)          419           450         17,484
  Less
   adjustments
   listed above                                                                         6,162
  Income before
   income taxes                                                                      $ 11,322


10. New Accounting Pronouncements
-------------------------------


 In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amended certain provisions of SFAS 133 for decisions made by the Board as part of the Derivatives Implementation Group (DIG) process. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial position or results of operations.

In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," was issued. This statement establishes standards concerning the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise primarily effective for the Company on July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial position or results of operations.



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


 On July 24, 2002, a class action lawsuit entitled "OLDAPG, Inc. v. New England Business Service, Inc." was filed in the Court of Common Pleas of the Ninth Judicial Circuit in and for Charleston County, South Carolina. The named plaintiff in the lawsuit seeks to represent a class consisting of all persons who allegedly received facsimiles containing unsolicited advertising from the Company in violation of the Telephone Consumer Protection Act of 1991 (the "TCPA"). The litigation has been settled by agreement between the parties on terms which the Company believes will not be material to its financial condition and results of operations. The settlement agreement has received preliminary approval of the court, with final approval of the settlement set for hearing on December 2, 2003.

The Company is also involved in a number of other legal matters related to the business and in the opinion of management the outcome of these matters will not have a material effect on the Company's consolidated financial position or results of operations.

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

 The Company has identified five reportable segments. The first segment is "Direct Marketing-US" and represents those business operations that sell principally printed products such as checks and business forms to small businesses through direct marketing in the United States. The second segment, "Direct and Distributor Sales", also sells primarily checks and business forms to small businesses; however, they sell through a direct sales force to the customer and through local, dedicated and independent distributors in the United States and Canada. The third segment, "Apparel", utilizes independent sales representatives to market its specialty apparel products and to solicit orders from customers in the promotional products/advertising specialty industry. "Packaging and Display Products", the fourth segment, primarily resells packaging and shipping supplies and retail signage marketed through a combination of direct marketing and direct selling efforts. The fifth segment, "International", sells principally printed products such as checks and business forms to small businesses in Europe and Canada through direct marketing, independent distributors or by directly selling to the customer.

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

Results of Operations
---------------------

   Net sales increased $38.4 million or 29.8% to $167.3 million in the first quarter of fiscal year 2004 from $128.9 million in last year's first quarter. The increase in sales was primarily the result of the acquisition of Safeguard Business Systems, Inc.(SBS), which was acquired June 2, 2003. SBS contributed $39.1 million in net sales to the quarter's performance in the Direct and Distributor Sales segment. Excluding the effect of the acquisition, net sales decreased $.7 million or .5%. The sales change included decreases of approximately $2.3 million in the Direct Marketing-US segment and $.4 million in the Apparel segment and are primarily attributable to declines in standardized forms sales due to product obsolescence and, with respect to the Apparel segment, a channel shift away from wholesalers and reduced discretionary business spending by corporate customers. These decreases were offset by an increase of $40.0 million in sales of the Company's Direct and Distributor Sales segment which is benefiting from the SBS acquisition and expanded bank relationships and the implementation of direct marketing strategies at McBee Business Systems, Inc. Net sales in the International segment increased $1.0 million primarily as a result of foreign currencies strengthening against the U.S. dollar. The Packaging and Display segment remained relatively unchanged.


    For the first quarter of fiscal year 2004, cost of sales improved to 41.3% of sales from 42.1% in last year's comparable period. This is the result of favorable product and channel mix and strong manufacturing performance. The Company also benefited from improvements in material costs as a result of favorable vendor negotiations. The inclusion of SBS in the quarter lowered cost of sales as a percent of sales by .4% points. Cost of sales as a percent of sales is expected to increase slightly for the remainder of the fiscal year.*


   Selling and advertising expense increased to 37.0% of sales in the first quarter of fiscal year 2004 as compared to 34.1% of sales in last year's comparable quarter as a result of the addition of SBS, which, consistent with the other businesses in the Direct and Distributor Sales segment, has a higher selling and advertising expense as a percentage of sales than in the Company's other segments. Excluding SBS, selling and advertising expense was 34.7% of sales due to similar channel mix changes related to the Direct and Distributor Sales segment. Selling and advertising expense as a percentage of sales is expected to decrease slightly for the remainder of the fiscal year.*


   General and administrative expense decreased to 14.4% of sales in the first quarter of fiscal year 2004 from 15.0% of sales in last year's comparable quarter. Excluding SBS, general and administrative expense was 15.9% of sales. The increase is due to higher management incentive and deferred compensation expenses. General and administrative expense as a percent of sales is expected to increase slightly for the remainder of the fiscal year.*

 During fiscal year 2001, the Company undertook two distinct restructuring actions. The first resulted in a net restructuring charge of $4,523 in fiscal years 2002 and 2001 to provide for costs primarily associated with the Company's decision to more closely align its direct marketing and direct sales activities. As part of the restructuring program, the McBee US headquarters was relocated from Parsippany, New Jersey to the existing RapidForms facility in Thorofare, New
Jersey. In addition, the McBee manufacturing plant in Damascus, Virginia was closed and a portion of leased warehousing space occupied by Chiswick in Sudbury, Massachusetts was vacated. In Canada, the McBee sales and marketing organizations were combined with  the NEBS direct marketing organization and are operating under the NEBS name. The second restructuring resulted in a net charge of $3,322 in fiscal years 2002 and 2001 to provide for costs associated with the Company's decision to eliminate excess capacity by closing a manufacturing facility in Ogden, Utah and a leased distribution facility in Sudbury, Massachusetts, along with other actions to reduce the workforce in various locations. Approximately 315 employees were affected by these restructuring actions either through elimination of their positions or relocation.


 During fiscal year 2003, the Company implemented a workforce reduction in specific areas of the business, affecting approximately 44 employees. This action primarily included the closure of a sales office in Canada, as well as targeted reductions of staff in the Company's direct marketing operation in Groton as well as in Chiswick and PremiumWear. In addition, as part of the purchase accounting for the SBS acquisition and included in the allocation of the acquisition costs, a liability of $3,300 was recorded to cover the anticipated costs (primarily termination benefits) related to a plan to close redundant SBS manufacturing and warehouse facilities and to reduce manufacturing and administrative personnel.

During fiscal year 2004, the Company announced its plans to close a manufacturing plant in
Peterborough, New Hampshire after an extensive review of the Company's manufacturing capacity following the SBS acquisition. The manufacturing activities will be absorbed into other existing facilities during the current fiscal year with operations in Peterborough, New Hampshire expected to cease by June 26, 2004.

Pursuant to these plans, the following charges and payments have been accrued and recorded:


                        Balance          Charge/                          Balance
                        June 28,        (credit) for     Payments for     Sept. 27,
                        2003             the period       the period      2003
                        -------------   -------------    -------------    ---------
2001 Restructuring
--------------------
  Facility closure costs   $  511          $   -            $ (458)         $  53
  Employee termination         62              -               (22)            40
   benefit costs

2003 Restructuring
--------------------
  Facility closure costs      548             (14)             (38)           496
  Employee termination
   benefit costs            3,606             222           (1,118)         2,710

2004 Restructuring
--------------------
   Employee termination
    benefit costs               -             507                -            507
                           -------       --------         --------        ---------
Total                      $4,727         $   715          ($1,636)        $3,806
                           =======       ========         ========        =========


   The activities related to all restructuring actions identified above are anticipated to be completed by the Company during fiscal year 2004, however payments for employee termination benefits and idle facilities maintenance will extend beyond that time period.

    Additional information related to exit costs expected to be incurred and expensed during the period is as follows:

                                                Exit             Cumulative
                             Exit          costs incurred        exit costs
                       costs expected    for the period ended   incurred as of
                       to be incurred       Sept. 27, 2003      Sept. 27, 2003
                        -------------       ------------         -----------

2001 Restructuring
--------------------
  Facility closure costs   $ 3,240            $     -             $ 3,240
  Employee termination
   benefit costs           $ 4,486                  -               4,486

2003 Restructuring
--------------------
  Facility closure costs       248                  (14)              248
  Employee termination
   benefit costs             1,077                  222             1,077

2004 Restructuring
--------------------
   Employee termination
    benefit costs            1,700                  545               545
   Facility closure costs    1,300                    8                 8
   Other associated costs    1,200                   30                30
                           ---------           -----------        -----------
Total                      $13,251            $     791           $ 9,634
                           =========           ===========        ===========

   Interest expense was 1.0% of sales in the first quarter of fiscal year 2004 as compared to 2.4% of sales in the prior year's comparable period. The decrease is the result of lower effective interest rates on the Company's debt as compared to the same period last year.

   The provision for income taxes as a percentage of pretax income was 40.0% for the first quarter as compared to 38.4% in the prior year's comparable period. The change is the result of an increase in the state tax provision due to recently enacted tax legislation and changes in the mix of anticipated earnings between different subsidiaries. The provision for income taxes as a percentage of pretax income is expected to remain consistent with the first three months of fiscal year 2004 for the remainder of the current year.*

Critical Accounting Policies
----------------------------

The Company's discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, bad debts, inventories, intangible assets, and incomes taxes. Estimates and judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. The Company believes the following accounting policies are the most critical due to their affect on the Company's more significant estimates and judgments used in preparation of its consolidated financial statements.

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

Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, inventories, property, plant and equipment, investments, capitalized software, goodwill, deferred mail costs and intangible and other assets. Asset valuation is governed by various accounting principles, including Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 141, "Business Combinations", SFAS No. 142 "Goodwill and Other Intangible Assets" and Accounting Research Bulletin No. 43, among others. Management uses a variety of factors to assess valuation depending on the asset. For example, accounts receivable are evaluated based upon an aging schedule. The recoverability of inventories is based upon the types and levels of inventory held. Property, plant and equipment, capitalized software and intangible and other assets are evaluated utilizing various factors, including the expected period the asset will be utilized, forecasted cash flows, the cost of capital and customer demand. Investments are evaluated for impairment based upon market conditions and the viability of the investment. Deferred mail is capitalized and amortized over its expected period of future benefit in accordance with AICPA Statement of Position 93-7. Changes in any of these factors could impact the value of the asset resulting in an impairment charge.

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


New Accounting Pronouncements
-----------------------------

 In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amended certain provisions of SFAS 133 for decisions made by the Board as part of the Derivatives Implementation Group (DIG) process. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial position or results of operations.

In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," was issued. This statement establishes standards concerning the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise primarily effective for the Company on July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial position or results of operations.


Liquidity and Capital Resources
-------------------------------

   Cash provided by operating activities for the three months ended September 27, 2003 was $2.7 million and represented an increase of $1.6 million from the $1.1 million provided in the comparable period last year. This increase in cash provided by operating activities was due to increases in depreciation, amortization and exit accruals from year to year, as well as the gain on the sale of a long-term investment in the prior year which is removed from cash provided by operations in the statements of cash flows offset by the impact of an increase in inventory due to select products being inventoried in the Apparel segment versus outsourced.

   Working capital at September 27, 2003 totaled $67.6 million, including $3.2 million of cash and short-term investments. At June 28, 2003, working capital was $59.4 million, including cash and short term investments of $4.7 million. The increase in working capital is primarily the result of higher mail and product inventory due to the anticipated sales of seasonal products in the Company's second quarter. In addition, selected products in the Apparel segment began to be inventoried versus outsourced.

   Capital expenditures for the three months ended September 27, 2003 were $4.9 million as compared to $4.1 million during last year's comparable period. Capital expenditures in the first three months of fiscal year 2004 included improvements to enhance information systems' infrastructure and manufacturing capability which includes the integration of SBS. The Company anticipates that total capital outlays will approximate $21.0 million in fiscal year 2004, which will include additional planned improvements in our information systems' capabilities and investments to enhance manufacturing capability.*

 In March 2000, the Company invested $12.9 million in the common stock of Advantage Payroll Services, Inc. In August 2001 and July 2002, the Company invested an additional $17.6 and $5.4 million, respectively, in the common stock of Advantage Payroll Services, Inc. for a total investment of $35.9 million. In September 2002, Advantage merged with Paychex, Inc. The Company received a total of $47.3 million in proceeds from the merger and recognized a gain of $11.4 million in the year ended June 28, 2003.

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

   During the three months ended September 27, 2003 $2.6 million was spent to repurchase 89 thousand shares of the Company's common stock. There were no repurchases of the Company's common stock during the first quarter of fiscal year 2003.

   During the three months ended September 27, 2003 and September 28, 2002, the company declared and paid dividends of $.20 per share in the amount of $2.6 million in each of the aforementioned periods.

 In addition to its present cash and short-term investment balances, the Company has historically generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. The Company has a committed, unsecured, revolving credit agreement for $200 million. The credit agreement contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and to comply with specific consolidated debt and fixed charge ratios. The Company is in compliance with these covenants and at September 27, 2003, the Company had $112.0 million outstanding under this arrangement.

In November 2001, the Company entered into a $50 million Note Purchase Agreement with The Prudential Insurance Company of America. Under this agreement, the Company borrowed at the Eurodollar rate plus a spread for the first year, after which the interest rate became fixed at 7.23%. This agreement contains various restrictive covenants, which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and to comply with specific consolidated debt and fixed charge ratios. The Company is in compliance with these covenants and at September 27, 2003, had $50 million outstanding under this arrangement.


   In order to effectively fix the interest rate on a portion of the debt outstanding under the revolving credit agreement, the Company as of September 27, 2003 had one interest rate swap agreement with one of the banks party to the credit agreement. This swap agreement contains a notional principal amount and other terms (including rate of interest paid and received and maturity date) determined with respect to the Company's forecasts of future cash flows and borrowing requirements. At September 27, 2003 the notional principal amount outstanding under the interest rate swap agreement totaled $20.0 million. During fiscal year 2003, the Company terminated three other interest rate swaps at a pretax cost of $3.3 million. In the first quarter of fiscal years 2004 and 2003, other than related to the interest rate swap termination, there were no amounts transferred from other comprehensive income to earnings related to the Company's swaps as the ineffective portion of the swaps was insignificant.

   The Company anticipates that its current cash on hand, cash flow from operations and additional availability under the revolving credit agreement will be sufficient to meet the Company's liquidity requirements for its operations and capital expenditures during fiscal year 2004.* The
Company may pursue additional acquisitions from time to time, which would likely be funded through the use of available cash, issuance of stock, obtaining of additional credit, or any combination thereof.*


Certain Factors That May Affect Future Results
--------------------------------------------------

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

If these new competitors seek to gain or retain market share through price reductions or increased discounting, we may be forced to reduce our prices or match the discounts in order to stay competitive, which could reduce our profits.

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

In the past, we have been adversely affected by disruption of some of these services due to labor actions, system failures, adverse weather conditions, natural disasters or other uncontrollable events. If there are future interruptions in service from one or more of these vendors, we believe that there could be a significant disruption to our business due to our inability to readily find alternative service providers at comparable rates.

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

Until recently, a significant portion of the sales in our apparel business has been to a relatively small number of wholesalers serving the promotional products/advertising specialty market. Sales to these wholesalers recently have been decreasing, and have been partially offset by increases in direct sales to our advertising specialty dealers and golf pro shops. We believe that the wholesale apparel business serving this market is undergoing fundamental change, with wholesalers increasingly carrying only private label lines and branded lines on an exclusive basis. We believe that these changes, together with current economic conditions, are likely to result in an accelerated decrease in our sales to wholesalers. To the extent that increases in our direct sales to advertising specialty dealers, together with increases in our apparel sales to other markets, cannot keep pace with the erosion in our sales to wholesalers, sales and profits could be adversely impacted.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

   The Company is exposed to a number of market risks, primarily the effects of changes in foreign currency exchange rates and interest rates. Investments in and loans and advances to foreign subsidiaries and branches, and their resultant operations, denominated in foreign currencies, create exposures to changes in exchange rates. The Company's utilization of its revolving line of credit (which carries a variable interest rate) creates an exposure to changes in interest rates. The effect, however, of changes in exchange rates and interest rates on the Company's earnings generally has been small relative to other factors that also affect earnings, such as business unit sales and operating margins. For more information on these market risks and financial exposures, see the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended June 28, 2003. The Company does not hold or issue financial instruments for trading, profit or speculative purposes.

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

   During fiscal year 2003 as part of paying down floating rate debt, the Company terminated three interest rate swap agreements with a notional amount of $75.0 million with two commercial banks. These interest rate swaps were no longer needed to hedge the reduced level of the Company's floating rate debt. The Company was required to make termination payments equivalent to the fair value of the swaps totaling $3.3 million. This amount, which was reclassified from other comprehensive income to other expense, represents a loss on settlement of interest rate swaps to terminate the agreements.

   Upon reviewing its derivatives and other foreign currency and interest rate instruments, based on historical foreign currency rate movements and the fair value of market-rate sensitive instruments at year-end, the Company does not believe that changes in foreign currency or interest rates will have a material impact on its near-term earnings, fair values or cash flows.


Item 4.  Controls and Procedures
--------------------------------
The Company carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934), as of the end of the Company's first fiscal quarter. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting that occurred during the Company's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 On July 24, 2002, a class action lawsuit entitled "OLDAPG, Inc. v. New England Business Service, Inc." was filed in the Court of Common Pleas of the Ninth Judicial Circuit in and for Charleston County, South Carolina. The named plaintiff in the lawsuit seeks to represent a class consisting of all persons who allegedly received facsimiles containing unsolicited advertising from the Company in violation of the Telephone Consumer Protection Act of 1991 (the "TCPA"). The litigation has been settled by agreement between the parties on terms which the Company believes will not be material to its financial condition and results of operations. The settlement agreement has received preliminary approval of the court, with final approval of the settlement set for hearing on December 2, 2003.

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


Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------
    Not applicable.




Item 5.  OTHER INFORMATION
--------------------------
    Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
    a. Exhibits

       Exhibit No.  Description
       ----------   -----------

         31.1 Certification pursuant to Rule 13a-14(a)/15d-14(a) (Principal Executive Officer).
         31.2 Certification pursuant to Rule 12a-14(a)/15(d)-14(a) (Principal Financial Officer).
         32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer).



    b. Reports on Form 8-K.

       On July 28, 2003, the Company filed a Current Report on Form 8-K announcing earnings for the fiscal quarter ended June 28, 2003.

       On August 15, 2003, the Company filed a Current Report on Form 8-K/A amending a Current Report on Form 8-K filed June 2, 2003. This amendment was filed to include financial statement information related to the acquisition of Safeguard Business Systems, Inc.

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


                                            NEW ENGLAND BUSINESS SERVICE,INC.
                                            ---------------------------------
                                                      (Registrant)



November 12, 2003
----------------                            /s/Daniel M. Junius
                                            --------------------
Date                                        Daniel M. Junius
                                            Executive Vice President-Chief
                                            Financial Officer
                                            (Principal Financial Officer)