Form 10-Q
period 2003-12-27
NEW ENGLAND BUSINESS SERVICE INC
filed 2004-02-10
CIK 205700

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 27, 2003.

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

Commission file number 1-11427

NEW ENGLAND BUSINESS SERVICE, INC.

        (Exact name of the registrant as specified in its charter)

Delaware	04-2942374
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	No.)

500 Main Street
Groton, Massachusetts, 01471

        (Address of principal executive offices)
(Zip Code)

(978) 448-6111

(Registrant’s telephone number, including area code)

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

The number of common shares of the Registrant outstanding on February 10, 2004 was 13,297,671.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NEW ENGLAND BUSINESS SERVICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

ASSETS	Dec. 27, 2003	June 28, 2003
Current Assets
Cash and cash equivalents	$3,703	$4,743
Accounts receivable, net	76,502	71,049
Inventories, net	41,653	39,792
Direct mail advertising materials, net
and prepaid expenses	19,670	18,710
Deferred income tax asset	13,779	14,041

Total current assets	155,307	148,335

Property and Equipment	79,140	80,110
Property Held for Sale	--	328
Deferred Income Tax Asset	20,748	20,728
Goodwill, net	92,344	88,001
Other Intangible Assets, net	71,194	76,292
Other Assets	5,928	4,672

TOTAL ASSETS	$424,661	$418,466

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$21,788	$22,937
Accrued expenses	69,341	65,192
Obligations under capital lease-current portion	565	764
Current portion of long-term debt	10,000	--

Total current liabilities	101,694	88,893

Long-Term Debt	137,274	157,025
Deferred Income Taxes	21,397	21,377
	21,397	21,377
Stockholders' Equity
Common stock	15,947	15,889
Additional paid-in capital	61,305	59,111
Unamortized value of restricted stock awards	(1,850)	(487)
Accumulated other comprehensive loss	(1,093)	(2,626)
Retained earnings	145,885	135,634
Treasury stock, at cost	(55,898)	(56,350)

Total stockholders' equity	164,296	151,171

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$424,661	$418,466

See Notes to Condensed Consolidated Financial Statements

NEW ENGLAND BUSINESS SERVICE, INC.STATEMENTS
OF CONSOLIDATED INCOME
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	Dec. 27, 2003	Dec. 28, 2002	Dec. 27, 2003	Dec. 28, 2002

Net Sales	$196,866	$152,599	$364,154	$281,450
Cost of Sales (including shipping costs)	81,718	63,138	150,860	117,417

Gross Profit	115,148	89,461	213,294	164,033
Operating Expenses:
Selling and advertising	71,721	51,599	133,615	95,598
General and administrative	24,557	19,198	48,665	38,515
Exit costs	1,009	--	1,800	--

Total operating expenses	97,287	70,797	184,080	134,113

Income from Operations	17,861	18,664	29,214	29,920

Other Income (Expense):
Interest income	69	43	152	75
Interest expense	(1,792)	(1,978)	(3,542)	(5,055)
Loss on settlement of interest rate swaps	--	(66)	--	(3,277)
Gain on sale of long-term investment	--	4,075	--	10,397

Total other income/(expense)	(1,723)	2,074	(3,390)	2,140

Income Before Income Taxes	16,138	20,738	25,824	32,060

Provision for Income Taxes	6,456	7,817	10,330	12,165

Net Income	$9,682	$12,921	$15,494	$19,895

See Notes to Condensed Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	Dec. 27, 2003	Dec. 28, 2002	Dec. 27, 2003	Dec. 28, 2002

Per Share Amounts:

Basic Earnings Per Share	$.74	$.99	$1.18	$1.53

Diluted Earnings Per Share	$.71	$.97	$1.14	$1.49

Dividends Paid	$.20	$.20	$.40	$.40

Basic Weighted Average Shares Outstanding	13,099	13,025	13,082	13,025
Plus incremental shares from assumed conversion of stock options and contingently returnable shares	491	323	519	336

Diluted Weighted Average Shares Outstanding	13,590	13,348	13,601	13,361

See Notes to Condensed Consolidated Financial Statements

NEW ENGLAND BUSINESS SERVICE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Six Months Ended
	Dec. 27, 2003	Dec. 28, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$15,494	$19,895
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation	11,848	9,957
Amortization	5,125	3,567
Exit costs	1,800	--
Loss on disposal of equipment	23	50
Gain on sale of long-term investment	--	(10,397)
Provision for losses on accounts receivable	2,453	2,925
Deferred grants	--	(3)
Employee benefit charges	975	543
Changes in assets and liabilities:
Accounts receivable, net	(7,561)	(5,537)
Inventories, net	(1,745)	(566)
Direct mail advertising materials, net and prepaid expenses	(731)	(1,226)
Other assets	(333)	539
Accounts payable	(1,402)	(875)
Income taxes payable	772	4,701
Other accrued expenses	(363)	(1,257)

Net cash provided by operating activities	26,355	22,316

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(10,543)	(8,160)
Purchase of long-term investment	--	(5,421)
Proceeds from sale of long-term investment	--	46,339
Proceeds from sale of property, plant & equipment	364	12
Acquisition of business	(2,178)	--

Net cash (used)/provided by investing activities	(12,357)	32,770

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(37,450)	(76,816)
Proceeds from borrowings - net of issuance costs	27,477	26,498
Proceeds from issuance of common stock	3,828	323
Acquisition of treasury stock	(3,946)	(1,553)
Dividends paid	(5,244)	(5,218)

Net cash used by financing activities	(15,335)	(56,766)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	297	(139)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,040)	(1,819)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,743	6,112

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,703	$4,293

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation/Accounting Policies

        The condensed consolidated financial statements contained in this report are unaudited, but reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods reflected. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, and the Independent Auditors’ Report in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003. The Company has followed those policies in preparing this report. The results from operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year.

        Certain reclassifications have been made to the comparative periods so as to be in conformity with the current period’s presentation. All amounts are in thousands, except per share data.

2. Acquisitions

        In June 2003, the Company acquired all the outstanding shares of Safeguard Business Systems, Inc. (“SBS”). The purchase price totaled approximately $73,636 (net of cash and restricted cash acquired) for the shares. The Company incurred fees of approximately $1,379 in connection with the acquisition which are included in the purchase price above. The Company acquired SBS in order to expand its customer base in the small business market. The SBS distributor channel and product set are highly complementary to the Company’s business model. The acquisition was accounted for using the purchase method of accounting. Accordingly, SBS’s results from operations are included in the accompanying financial statements from the date of acquisition. The purchase price, including acquisition costs, was allocated to the net tangible assets acquired based on the fair value of such assets and liabilities. The excess cost over fair value of the net tangible assets acquired was $67,595, of which $34,560 was allocated to long-term contracts and the balance of $33,035 to goodwill. These allocations are still subject to final fixed and intangible asset valuations. These valuations will be completed no later than the end of the Company’s third fiscal quarter. These valuations could result in a significantly different allocation to long-term contracts than previously estimated as well as a different estimated useful life. The Company has amortized approximately $2,000 of this intangible asset through December 27, 2003 however, and believes that the net adjustment of amortization expense that will result from the final valuations will not be material. The long-term contracts are currently being amortized over their estimated respective useful lives which is 10 years.

        The cost to acquire SBS has been allocated to the assets acquired and liabilities assumed according to estimated fair values. The valuation method used to determine the amount allocated to long-term contracts related to the acquisition of SBS was based upon an analysis of the expected future cash flows from these contracts. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for SBS at the date of acquisition:

SBS
Current Assets	$25,633
Deferred tax asset	1,533
Property and equipment	8,789
Intangible assets	34,560
Goodwill	33,035
Current liabilities	(29,914)
Total purchase price	$73,636

        Changes in the carrying value of goodwill for the SBS acquisition are described in Note 6.

        The following unaudited pro forma financial information reflects the consolidated results from operations of the Company for the three and six months ended December 28, 2002 as though the acquisition described above had occurred on the first day of the respective period. The pro forma operating results are presented for comparative purposes only and do not purport to present the Company’s actual operating results had the acquisitions been consummated on June 29, 2002 or results which may occur in the future:

	Three Months Ended Dec. 28, 2002	Six Months Ended Dec. 28, 2002
Net sales	$193,288	$360,999
Net income	13,947	21,376
Net income per diluted share	1.04	1.60

3. Restructuring

        During fiscal year 2001, the Company undertook two distinct restructuring actions. The first resulted in a net restructuring charge of $4,315 in fiscal years 2001 through 2003 to provide for costs primarily associated with the Company’s decision to more closely align its direct marketing and direct sales activities. The second restructuring resulted in a net charge of $3,366 in fiscal years 2001 through 2004 to provide for costs associated with the Company’s decision to eliminate excess manufacturing capacity along with other actions to reduce the workforce in various locations. Approximately 315 employees were affected by these restructuring actions either through elimination of their positions or relocation.

        During fiscal year 2003, the Company implemented a workforce reduction in specific areas of the business, affecting approximately 44 employees, resulting in a restructuring charge of $1,326 in fiscal years 2003 and 2004. In addition, as part of the purchase accounting for the SBS acquisition and included in the allocation of the acquisition costs, a liability of $3,300 was recorded to cover the anticipated costs (primarily termination benefits) related to a plan to close redundant SBS manufacturing and warehouse facilities and to reduce manufacturing and administrative personnel.

        During fiscal year 2004, the Company announced its plans to close a manufacturing plant in Peterborough, New Hampshire after an extensive review of the Company’s manufacturing capacity following the SBS acquisition, resulting in a restructuring charge of $995 during the current fiscal year. The manufacturing activities will be absorbed into other existing facilities during fiscal year 2004 with operations in Peterborough, New Hampshire expected to cease by June 26, 2004. Two separate workforce reductions also took place in SBS, resulting in a restructuring charge of $333 during the current fiscal year, unrelated to ongoing integration activities.

        Pursuant to these actions, the following charges and payments have been accrued and recorded:

	Balance Sept. 27, 2003	Charge/(credit) for the period	Payments for the period	Balance Dec. 27, 2003

2001 Restructurings
Facility closure costs	$53	$(9)	$(35)	$9
Employee termination
benefit costs	40	(35)	(5)	--
2003 Restructurings
Facility closure costs	496	--	(36)	460
Employee termination
benefit costs	2,710	--	(918)	1,792
2004 Restructuring
Employee termination
benefit costs	507	821	(12)	1,316

Total	$3,806	$777	$(1,006)	$3,577

	Balance June 28, 2003	Charge/(credit) for the period	Payments for the period	Balance Dec. 27, 2003

2001 Restructurings
Facility closure costs	$511	$(9)	$(493)	$9
Employee termination
benefit costs	62	(35)	(27)	--
2003 Restructurings
Facility closure costs	548	(14)	(74)	460
Employee termination
benefit costs	3,606	222	(2,036)	1,792
2004 Restructuring
Employee termination
benefit costs	--	1,328	(12)	1,316

Total	$4,727	$1,492	$(2,642)	$3,577

        Additional information related to exit costs expected to be incurred and expensed during the period is as follows:

	Exit Costs expected to be incurred	Exit costs incurred/ (credited) for the three months ended Dec. 27, 2003	Exit costs incurred/ (credited) for the six months ended Dec. 27, 2003	Cumulative exit costs incurred as of Dec. 27, 2003

2001 Restructurings
Facility closure costs	$3,115	$(125)	$(125)	$3,115
Employee termination
benefit costs	4,451	(35)	(35)	4,451
2003 Restructurings
Facility closure costs	248	--	(14)	248
Employee termination
benefit costs	1,077	--	222	1,077
2004 Restructuring
Employee termination
benefit costs	2,000	839	1,384	1,384
Facility closure costs	1,300	94	102	102
Other associated costs	1,200	236	266	266

Total	$13,391	$1,009	$1,800	$10,643

        The activities related to all restructuring actions identified above are anticipated to be completed by the Company during fiscal year 2004, however payments for employee termination benefits and idle facilities maintenance will extend beyond that time period.

4. Inventories, net

        Inventories are carried at the lower of first-in, first-out cost or market. Inventories at December 27, 2003 and June 28, 2003 consisted of:

	Balance Dec. 27, 2003	Balance June 28, 2003
Raw Material	$4,657	$4,594
Finished Goods	36,996	35,198

Total	$41,653	$39,792

5. Long-Term Investment

        In March 2000, the Company invested $12,869 in the common stock of Advantage Payroll Services, Inc. In August 2001 and July 2002, the Company invested an additional $17,652 and $5,421, respectively, in the common stock of Advantage Payroll Services, Inc. for a total investment of $35,942. As a result of the additional investments, the Company owned 2,139 and 2,567 shares, respectively, representing approximately 18% and 20%, respectively, of the Advantage common shares outstanding. The Company carried this investment at cost throughout its ownership period. In September 2002, Advantage merged with Paychex, Inc. The Company received a total of $47,366 in proceeds from the merger and recognized a gain of $11,424 in the year ended June 28, 2003.

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

6. Goodwill and Other Intangible Assets

        The Company completed its annual intangible asset impairment test as of April 26, 2003 using discounted cash flow analyses and recognized an impairment charge to write-off goodwill and write-down long-term contracts in the amounts of $9,624 and $3,625, respectively, relating to its PremiumWear business within its Apparel business segment. The impairment loss is recognized in the consolidated statements of income for the fiscal year ended June 28, 2003 under “Operating Expenses”.

Intangible assets consist of the following:

	December 27, 2003		June 28, 2003
	Gross Carrying Amount	Acumulated Amortization	Gross Carrying Amount	Acumulated Amortization
Intangible assets with
Defined lives:
Customer lists	$46,367	$45,224	$46,367	$42,336
Debt issue costs	3,544	2,138	3,517	1,840
Long-term contracts	36,238	3,039	36,238	1,285
Bank referral
agreements	7,400	2,066	7,400	1,881
Intangible assets with
Indefinite lives:
Tradenames	32,839	2,727	32,839	2,727

Total intangible assets	$126,388	$55,194	$126,361	$50,069

Changes in the carrying amount of goodwill (net) for the six months ended December 27, 2003, by segment, are as follows:

	Direct Marketing-US	Direct and Distributor Sales	Apparel	Packaging and Display Products	International	Total
Balance
June 28, 2003	$24,237	$36,361	$-	$23,246	$4,157	$88,001

Goodwill
acquired - SBS	--	4,175	$-	--	--	4,175

Currency
translation	--	--	$-	--	168	168

Balance
Dec. 27, 2003	$24,237	$40,536	$-	$23,246	$4,325	$92,344

        Changes in the carrying value of goodwill associated to the acquisition of SBS resulted from the payment of a post-closing working capital adjustment to the selling shareholders, which had been estimated at June 28, 2003 and subsequently adjusted, fees associated with the acquisition and adjustments to the income tax liability and other accrued expenses estimated on the opening balance sheet.

        Amortization of intangible assets with defined lives for the six months ended December 27, 2003 and December 28, 2002 was $5,125 and $3,567, respectively. Estimated amortization of intangible assets for fiscal years 2004, 2005, 2006, 2007 and 2008, without consideration of any other increases or decreases in the balance of the assets, is $8,450, $4,484, $4,296, $3,932 and $3,932, respectively.

7. Stock Options

        SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic-value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation costs of stock-based employee compensation is measured as the excess, if any, of the fair value of the stock at the date of the grant over the option exercise price and is charged to operations over the vesting period.

        If the fair-value-based accounting method was utilized for stock-based compensation, the Company’s pro forma net earnings would have been as follows:

	Three Months Ended		Six Months Ended
	Dec. 27, 2003	Dec. 28, 2002	Dec. 27, 2003	Dec. 28, 2002
Net Income:
As reported	$9,682	$12,921	$15,494	$19,895

Add total stock-based compensation expense determined under the intrinsic- value method for all awards, net of related tax effects	316	205	585	337

Deduct total stock-based compensation expense determined under the fair-value method for all awards, net of related tax effects	(747)	(544)	(1,091)	(908)

Pro forma	$9,251	$12,582	$14,988	$19,324

Net Income per basic share:
As reported	$.74	$.99	$1.18	$1.53
Pro forma	.71	.96	1.15	1.48
Net Income per diluted share:
As reported	$.71	$.97	$1.14	$1.49
Pro forma	.68	.94	1.10	1.45

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the three and six months ended December 27, 2003 was $7.46 and $7.94, respectively and during the three and six months ended December 28, 2002 was $5.61 and $5.67, respectively. It should be noted that the Black-Scholes option pricing model used in the calculation was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years. Management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances.

8. Other Comprehensive Income

        Other Comprehensive Income consists of foreign currency translation adjustments, pension adjustments, unrealized gains and losses on investments and changes in the fair market value of cash flow hedges. The Company’s comprehensive income is set forth below:

	Three Months Ended Dec. 27, 2003	Three Months Ended Dec. 28, 2002	Six Months Ended Dec. 27, 2003	Six Months Ended Dec. 28, 2002

Net income	$9,682	$12,921	$15,494	$19,895
Changes in:
Unrealized gains on
investments, net of tax	93	52	157	211
Foreign currency translation
adjustments	1,096	422	1,123	(345)
Unrealized gains on
derivatives held for
hedging	138	351	253	2,427
purposes, net of tax

Comprehensive income	$11,009	$13,746	$17,027	$22,188

The Company’s accumulated other comprehensive loss is set forth below:

	Balance Dec. 27, 2003	Balance June 28, 2003

Unrealized gains/(losses)
on investments, net of tax	$142	$(15)
Foreign currency translation
adjustments	50	(1,073)
Pension adjustments, net of tax	(1,055)	(1,055)
Unrealized losses on derivatives
held for hedging purposes, net of tax	(230)	(483)

Total	$(1,093)	$(2,626)

9. Financial Information by Business Segment

        The Company has identified five reportable segments. The first segment is “Direct Marketing-US” and represents those business operations that sell principally printed products such as checks and business forms to small businesses through direct marketing in the United States. The second segment, “Direct and Distributor Sales”, also sells primarily checks and business forms to small businesses; however, they sell through a direct sales force to the customer and through both independent and local, dedicated distributors in the United States and Canada. The third segment, “Apparel”, utilizes independent sales representatives to market its specialty apparel products and to solicit orders from customers in the promotional products/advertising specialty industry. “Packaging and Display Products”, the fourth segment, primarily resells packaging and shipping supplies and retail signage marketed through a combination of direct marketing and direct selling efforts. The fifth segment, “International”, sells principally printed products such as checks and business forms to small businesses in Canada, the United Kingdom and France through direct marketing, independent distributors or by directly selling to the customer.

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

Net sales and profit from operations for each of the Company’s business segments are set forth below:

	Direct Marketing-US	Direct and Distributor Sales	Apparel	Packaging & Display Products	Inter- national	Total
Three months ended
December 27, 2003
Net Sales	$78,916	$68,895	$12,644	$23,311	$13,100	$196,866
Profit (loss) from
operations	18,237	6,955	(53)	1,568	1,265	27,972
Less adjustments
noted above						11,834
Income before
income taxes						$16,138

Three months ended
December 28, 2002
Net Sales	$80,894	$28,365	$9,847	$22,685	$10,808	$152,599
Profit (loss) from
operations	18,967	3,653	(385)	1,166	1,156	24,557
Less adjustments
noted above						3,819
Income before
income taxes						$20,738

	Direct Marketing-US	Direct and Distributor Sales	Apparel	Packaging & Display Products	Inter- national	Total
Six months ended
December 27, 2003
Net Sales	$140,529	$135,482	$22,040	$42,929	$23,174	$364,154
Profit (loss) from
operations	32,917	12,749	(451)	2,193	1,313	48,721
Less adjustments
noted above						22,897
Income before
income taxes						$25,824

Six months ended
December 28, 2002
Net Sales	$144,780	$54,911	$19,605	$42,314	$19,840	$281,450
Profit (loss) from
operations	33,934	6,009	(1,093)	1,585	1,606	42,041
Less adjustments
noted above						9,981
Income before
income taxes						$32,060

10. Contingencies

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

        On February 2, 2004, the defendants’ motion for summary judgment was granted in part and denied in part. The court dismissed the claim against PremiumWear alleging breach of an implied covenant of good faith and fair dealing, but declined to dismiss the claim against PremiumWear alleging breach of the RFR Agreement and the claim against the Company alleging tortious interference with the plaintiff’s rights under the RFR Agreement. The Company continues to believe the allegations in the amended complaint are without merit and intends to defend the lawsuit vigorously.

        On July 24, 2002, a class action lawsuit entitled “OLDAPG, Inc. v. New England Business Service, Inc.” was filed in the Court of Common Pleas of the Ninth Judicial Circuit in and for Charleston County, South Carolina. The named plaintiff in the lawsuit sought to represent a class consisting of all persons who allegedly received facsimiles containing unsolicited advertising from the Company in violation of the Telephone Consumer Protection Act of 1991 (the “TCPA”). The litigation was settled by agreement between the parties in December 2003 on terms which are not material to the Company’s consolidated financial position or results of operations.

        The Company is also involved in a number of other legal matters related to the business and in the opinion of management the outcome of these matters will not have a material effect on the Company’s consolidated financial position or results of operations.

11. Subsequent Events

        On January 6, 2004, the Company acquired certain assets of the Stephen Fossler Company, Inc. and its affiliates (collectively, “Fossler”), for $27,000. The purchase price is subject to a post closing working capital adjustment estimated to be approximately $925. Fossler manufactures and markets a broad line of embossed foil seals, and distributes retail store signage and commemorative specialty products through direct mail in the U.S., Canada, and the U.K. The Company is presently undertaking an allocation of this purchase price, and anticipates that approximately $23,000 will be allocated to certain intangible assets, a portion of which are anticipated to be amortized over 10 years. It is anticipated that Fossler will be reported as part of the Direct Marketing-US segment.

        On January 20, 2004, the Company issued senior notes in the aggregate principal amount of $50,000 pursuant to a Note Purchase Agreement with The Prudential Insurance Company of America and its affiliates. The amortization of long-term debt under the notes will be $10,000 per year from January 2010 through January 2014 and interest is at a fixed rate of 5.62%. The notes are subject to various restrictive covenants, which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. Debt issuance costs incurred in connection with the issuance of these notes will be amortized over the term of the notes. The proceeds from these notes was applied against the outstanding balance under the revolving credit agreement, which gives the Company more flexibility to use its revolving credit agreement for future business needs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        New England Business Service, Inc. (the “Company”) was founded in 1952, incorporated in Massachusetts in 1955 and reincorporated in Delaware in 1986. The Company designs, produces and distributes business forms, checks, envelopes, labels, greeting cards, signs, stationery and related printed products, and distributes packaging, shipping and warehouse supplies, software, work and promotional apparel, advertising specialties and other business products through direct mail, direct sales, telesales, dealers, dedicated distributors and the Internet to small businesses throughout the United States, Canada, the United Kingdom and France. The Company also markets and sells payroll services provided by a payroll services company on a private label basis in the United States and in Canada through a wholly-owned subsidiary. The Company also designs, embroiders and sells specialty apparel products through distributors and independent sales representatives to the promotional products/advertising specialty industry, primarily in the United States.

        The Company has identified five reportable segments. The first segment is “Direct Marketing-US” and represents those business operations that sell principally printed products such as checks and business forms to small businesses through direct marketing in the United States. The second segment, “Direct and Distributor Sales”, also sells primarily checks and business forms to small businesses; however, they sell through a direct sales force to the customer and through both independent and local, dedicated distributors in the United States and Canada. The third segment, “Apparel”, utilizes independent sales representatives to market its specialty apparel products and to solicit orders from customers in the promotional products/advertising specialty industry. “Packaging and Display Products”, the fourth segment, primarily resells packaging and shipping supplies and retail signage marketed through a combination of direct marketing and direct selling efforts. The fifth segment, “International”, sells principally printed products such as checks and business forms to small businesses in Europe and Canada through direct marketing, independent distributors or by directly selling to the customer.

        On January 6, 2004, the Company acquired certain assets of the Stephen Fossler Company, Inc. and its affiliates (collectively, “Fossler”), for $27 million. The purchase price is subject to a post closing working capital adjustment estimated to be approximately $.9 million. Fossler manufactures and markets a broad line of embossed foil seals, and distributes retail store signage and commemorative specialty products through direct mail in the U.S., Canada, and the U.K. The Company is presently undertaking an allocation of this purchase price, and anticipates that approximately $23 million will be allocated to certain intangible assets, a portion of which are anticipated to be amortized over 10 years.* It is anticipated that Fossler will be reported as part of the Direct Marketing-US segment.*

        Any sentence followed by an asterisk (*) in this section constitutes a forward-looking statement which reflects the Company’s current expectations. There can be no assurance the Company’s actual performance will not differ materially from those projected in such forward-looking statements due to the important factors described in the section to this Management’s Discussion and Analysis of Financial Condition and Results of Operations titled “Certain Factors That May Affect Future Results.”

Results of Operations

   Executive Summary

        The Company earns revenues and income and generates cash from the sale of standardized business forms, checks and related products by mail order, telesales and direct and distributor sales to a target market consisting mainly of small businesses. The critical success factors to the Company are competitive pricing, breadth of product offering, product service and quality and the ability to attract and retain customers. In the Direct Marketing-US segment the Company is investing more heavily in acquiring first time buyers and customer retention activities in addition to refining its direct mail approach with more targeted mailing pieces. The most significant fiscal year 2004 financial impact to the Company was the June 2, 2003 acquisition of Safeguard Business Systems, Inc. (“SBS”) which is reported in the Direct and Distributor Sales segment. The Company acquired SBS in order to expand its customer base in the small business market. The SBS distributor channel and product set are highly complementary to the Company’s business model. McBee Systems, Inc., which is reported in the Direct and Distributor Sales segment, is expanding its bank relationships and implementing direct marketing strategies to drive additional sales. The improvement to the US economy has had a positive impact on the Apparel and Packaging & Display segments. The Apparel segment has changed its relationship with a supplier, favorably impacting reported sales, and has seen a dramatic reduction in demand from wholesalers, and as a result is focusing on the ad specialty dealer while expanding its golf sales. The Company expects these initiatives will provide future growth in revenues for the Apparel segment.* The International segment benefited from the weaker US dollar this past quarter, which increased sales and profits in US dollars.

         The Company’s vision is to help small business people build thriving businesses by anticipating and delivering product and service solutions for their unique needs. The Company enjoys a large and loyal customer base, strong brand recognition, direct marketing expertise as well as a large direct sales force, along with numerous other strengths. The Company’s major opportunities include developing new customer acquisition techniques as well as installing additional products to its established customer base and leveraging specific product opportunities. Holiday cards, custom printed products and checks are specific areas of focus due to their growth potential. The same is true of opportunities to provide services to small businesses such as payroll processing.

        Our growth strategy also includes the acquisition of complementary businesses. As mentioned above, the Company purchased certain assets of Stephen Fossler Company, Inc. and its affiliates in January 2004 for $27 million. The purchase price is subject to a post closing working capital adjustment. This acquisition expands the Company’s leadership position in the small business marketplace. Their direct mail channel, customers, and products align closely to the Company’s business model.

        One of the primary challenges the Company faces comes from new technologies that are resulting in a decline in various high margin products such as continuous checks and forms. Computerization of small businesses has changed the way many of them now do business. The Company’s goal is to find new products and services to counteract this trend. Other challenges the Company faces particularly in the direct mail channel are the risks from potential privacy laws and increasing postal rates either of which could have an adverse impact on our ability to contact customers and prospects. These matters receive significant management attention when planning for the future.

Summary of Results of Operations:

In thousands

	Three Months Ended		Six Months Ended
	Dec. 27, 2003	Dec. 28, 2002	Dec. 27, 2003	Dec. 28, 2002
Net Sales	$196,866	$152,599	$364,154	$281,450
Cost of Sales	81,718	63,138	150,860	117,417
Percentage of Net Sales	41.5%	41.4%	41.4%	41.8%

Selling and advertising	71,721	51,599	133,615	95,598
Percentage of Net Sales	36.4%	33.8%	36.7%	34.0%

General and administrative	24,557	19,198	48,665	38,515
Percentage of Net Sales	12.5%	12.6%	13.4%	13.7%

Interest Expense	1,792	1,978	3,542	5,055
Percentage of Net Sales	1.0%	1.3%	1.0%	1.8%

Provision for Income Taxes	6,456	7,817	10,330	12,165
Percentage of Income Before Income Taxes	40.0%	37.7%	40.0%	37.9%

        Net sales increased $44.3 million or 29.0% to $196.7 million in the second quarter of fiscal year 2004 from $152.6 million in last year’s second quarter. The increase in sales was primarily the result of the acquisition of Safeguard Business Systems, Inc. (SBS), which was acquired on June 2, 2003. SBS contributed $39.6 million in net sales to the quarter’s performance in the Direct and Distributor Sales segment. Excluding the effect of the acquisition, consolidated net sales increased $4.6 million or 3.0%. The sales change included a decrease of approximately $1.9 million in the Direct Marketing-US segment, which is primarily attributable to declines in standardized forms sales due to product obsolescence offset partially by an increase in seasonal greeting card sales in the quarter. Net sales in the Company’s Direct and Distributor Sales segment rose $.9 million, net of the SBS acquisition, from expanded bank relationships and the implementation of direct marketing strategies at McBee Systems, Inc. Net sales in the International segment increased $2.2 million primarily as a result of foreign currencies strengthening against the U.S. dollar. The sales increases of $.6 million in the Packaging and Display and $2.8 million in the Apparel segment are the result of an improving economy and, with respect to the Apparel segment, a change in a contractual relationship which resulted in a previously commission-based outsourcing arrangement now to be reported as a full customer sale.

        Net sales increased $82.7 million or 19.4% to $364.2 million for the first six months of fiscal year 2004 from $281.5 million in last year’s comparable period. The increase in sales was primarily the result of the acquisition of SBS. SBS contributed $78.7 million in net sales to the period’s performance in the Direct and Distributor Sales segment. Excluding the effect of the acquisition, net sales increased $4.0 million or 1.4%. The sales change included a decrease of approximately $4.3 million in the Direct Marketing-US segment which is primarily attributable to declines in standardized forms sales due to product obsolescence partially offset by an increase in seasonal greeting card sales. Net sales of the Company’s Direct and Distributor Sales segment rose $1.9 million, net of the SBS acquisition, from expanded bank relationships and the implementation of direct marketing strategies at McBee Systems, Inc. Net sales in the International segment increased $3.3 million primarily as a result of foreign currencies strengthening against the U.S. dollar. The sales increases of $.7 million in the Packaging and Display and $2.4 million in the Apparel segment are the result of an improving economy and, with respect to the Apparel segment, a change in a contractual relationship which resulted in a previously commission-based outsourcing arrangement now to be reported as a full customer sale.

        For the second quarter of fiscal year 2004, cost of sales remained essentially unchanged at 41.5% of sales from 41.4% in last year’s comparable period. For the first six months of fiscal year 2004, cost of sales declined to 41.4% of sales from 41.7%. The inclusion of SBS lowered cost of sales as a percent of sales by .6% points in the quarter and .4% points for the six month period versus the prior year. Cost of sales as a percent of sales is expected to increase slightly for the remainder of the fiscal year.*

        Selling and advertising expense increased to 36.4% of sales in the second quarter of fiscal year 2004 as compared to 33.8% of sales in last year’s comparable quarter as a result of the addition of SBS, which, consistent with the other businesses in the Direct and Distributor Sales segment, has a higher selling and advertising expense as a percentage of sales than in the Company’s other segments and due to higher amortization expense from the acquisition. For the first six months of fiscal year 2004, selling and advertising expense increased to 36.7% of sales as compared to 34.0% of sales in last year’s comparable period for the same reasons as noted for the quarter. Excluding SBS, selling and advertising expense was 34.3% in the second quarter of fiscal year 2004 as compared to 33.8% of sales in last year’s comparable quarter, due to an increased investment in the seasonal greeting card business. For the first six months of fiscal year 2004 selling and advertising expense remained essentially unchanged at 34.0% of sales. Selling and advertising expense as a percentage of sales is expected to decrease slightly for the remainder of the fiscal year.*

        General and administrative expense decreased to 12.5% of sales in the second quarter of fiscal year 2004 from 12.6% of sales in last year’s comparable quarter. For the first six months of fiscal year 2004, general and administrative expense decreased to 13.4% of sales as compared to 13.7% of sales in last year’s comparable period. The decrease is due to lower legal costs and deferred compensation expenses. General and administrative expense as a percent of sales is expected to increase slightly for the remainder of the fiscal year.*

        During fiscal year 2001, the Company undertook two distinct restructuring actions. The first resulted in a net restructuring charge of $4.3 million in fiscal years 2001 through 2003 to provide for costs primarily associated with the Company’s decision to more closely align its direct marketing and direct sales activities. The second restructuring resulted in a net charge of $3.4 million in fiscal years 2001 through 2003 to provide for costs associated with the Company’s decision to eliminate excess manufacturing capacity along with other actions to reduce the workforce in various locations. Approximately 315 employees were affected by these restructuring actions either through elimination of their positions or relocation.

        During fiscal year 2003, the Company implemented a workforce reduction in specific areas of the business, affecting approximately 44 employees, resulting in a restructuring charge of $1.3 million in fiscal years 2003 and 2004. In addition, as part of the purchase accounting for the SBS acquisition and included in the allocation of the acquisition costs, a liability of $3.3 million was recorded to cover the anticipated costs (primarily termination benefits) related to a plan to close redundant SBS manufacturing and warehouse facilities and to reduce manufacturing and administrative personnel.

        During fiscal year 2004, the Company announced its plans to close a manufacturing plant in Peterborough, New Hampshire after an extensive review of the Company’s manufacturing capacity following the SBS acquisition, resulting in a restructuring charge of $1.0 million, during the current fiscal year. The manufacturing activities will be absorbed into other existing facilities during fiscal year 2004 with operations in Peterborough, New Hampshire expected to cease by June 26, 2004. Two separate workforce reductions also took place in SBS, resulting in a restructuring charge of $.3 million, during the current fiscal year, unrelated to ongoing integration activities.

        Pursuant to these plans, the following charges and payments have been accrued and recorded:

	Balance Sept. 27, 2003	Charge/(credit) for the period	Payments for the period	Balance Dec. 27, 2003

2001 Restructurings
Facility closure costs	$53	$(9)	$(35)	$9
Employee termination
benefit costs	40	(35)	(5)	--
2003 Restructurings
Facility closure costs	496	--	(36)	460
Employee termination
benefit costs	2,710	--	(918)	1,792
2004 Restructuring
Employee termination
benefit costs	507	821	(12)	1,316

Total	$3,806	$777	$(1,006)	$3,577

	Balance June 28, 2003	Charge/(credit) for the period	Payments for the period	Balance Dec. 27, 2003

2001 Restructurings
Facility closure costs	$511	$(9)	$(493)	$9
Employee termination
benefit costs	62	(35)	(27)	--
2003 Restructurings
Facility closure costs	548	(14)	(74)	460
Employee termination
benefit costs	3,606	222	(2,036)	1,792
2004 Restructuring
Employee termination
benefit costs	--	1,328	(12)	1,316

Total	$4,727	$1,492	$(2,642)	$3,577

        Additional information related to exit costs expected to be incurred and expensed during the period is as follows:

	Exit Costs expected to be incurred	Exit costs incurred/ (credited) for the three months ended Dec. 27, 2003	Exit costs incurred/ (credited) for the six months ended Dec. 27, 2003	Cumulative exit costs incurred as of Dec. 27, 2003

2001 Restructurings
Facility closure costs	$3,115	$(125)	$(125)	$3,115
Employee termination
benefit costs	4,451	(35)	(35)	4,451
2003 Restructurings
Facility closure costs	248	--	(14)	248
Employee termination
benefit costs	1,077	--	222	1,077
2004 Restructuring
Employee termination
benefit costs	2,000	839	1,384	1,384
Facility closure costs	1,300	94	102	102
Other associated costs	1,200	236	266	266

Total	$13,391	$1,009	$1,800	$10,643

        The activities related to all restructuring actions identified above are anticipated to be completed by the Company during fiscal year 2004, however payments for employee termination benefits and idle facilities maintenance will extend beyond that time period.

        Interest expense was 1.0% of sales in the second quarter of fiscal year 2004 as compared to 1.3% of sales in the prior year’s comparable period. In the first six months of fiscal year 2004, interest expense was 1.0% of sales as compared to 1.8% of sales in the prior year’s comparable period. The decrease is the result of lower effective interest rates on the Company’s debt as compared to the same period last year.

        The provision for income taxes as a percentage of pretax income was 40.0% for the second quarter and first six months of fiscal year 2004 as compared to 37.7% and 37.9%, respectively, in the prior year’s comparable period. The change is the result of an increase in the state tax provision due to recently enacted tax legislation and changes in the mix of anticipated earnings among different subsidiaries. The provision for income taxes as a percentage of pretax income is expected to remain consistent with the first six months of fiscal year 2004 for the remainder of the current year.*

Critical Accounting Policies

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

Liquidity and Capital Resources

        Cash provided by operating activities for the six months ended December 27, 2003 was $26.4 million and represented an increase of $4.1 million from the $22.3 million provided in the comparable period last year. This increase in cash provided by operating activities was due to increases in depreciation, amortization and exit accruals from year to year, as well as the gain on the sale of a long-term investment in the prior year which is removed from cash provided by operations in the statements of cash flows. The effect of income taxes paid as a result of the gain last year remains as a reduction of net cash provided by operations in 2003.

        Working capital at December 27, 2003 totaled $53.7 million, including $3.7 million of cash and short-term investments. At June 28, 2003, working capital was $59.4 million, including cash and short term investments of $4.7 million. The decrease in working capital is primarily the result of the classification of scheduled amortization of the Prudential Insurance Company of America in the current portion of long-term debt offset by an increase in accounts receivable due to the seasonal sales of the greeting card and personalized apparel businesses.

        Capital expenditures for the six months ended December 27, 2003 were $10.5 million as compared to $8.2 million during last year’s comparable period. Capital expenditures in the first six months of fiscal year 2004 included improvements to enhance information systems’ infrastructure and manufacturing capability which includes the integration of SBS. The Company anticipates that total capital outlays will approximate $21.0 million in fiscal year 2004, which will include additional planned improvements in our information systems capabilities and investments to enhance manufacturing capability.*

        In March 2000, the Company invested $12.9 million in the common stock of Advantage Payroll Services, Inc. In August 2001 and July 2002, the Company invested an additional $17.6 and $5.4 million, respectively, in the common stock of Advantage Payroll Services, Inc. for a total investment of $35.9 million. As a result of the additional investments, the Company owned 2.1 thousand and 2.6 thousand shares, respectively, approximately 18% and 20%, respectively, of the Advantage common shares outstanding. The Company carried this investment at cost throughout its ownership period. In September 2002, Advantage merged with Paychex, Inc. The Company received a total of $47.3 million in proceeds from the merger and recognized a gain of $11.4 million in the year ended June 28, 2003.

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

        During the six months ended December 27, 2003 and December 28, 2002, $3.9 million and $1.6 million, respectively, were spent to repurchase 134 thousand and 71 thousand shares, respectively, of the Company’s common stock.

        During the six months ended December 27, 2003 and December 28, 2002, the Company declared and paid dividends of $.40 per share in the amount of $5.2 million in each of the aforementioned periods.

        In addition to its present cash and short-term investment balances, the Company has historically generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. The Company has a committed, unsecured, revolving credit agreement for $200 million with a maturity date of February 2006. The credit agreement contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and to comply with specific consolidated debt and fixed charge ratios. The Company is in compliance with these covenants and at December 27, 2003, the Company had $97.0 million outstanding under this arrangement. Debt issue costs incurred in connection with this facility are amortized over the term of the agreement.

        In November 2001, the Company issued senior notes in the aggregate principal amount of $50 million pursuant to a Note Purchase Agreement with The Prudential Insurance Company of America. Under the terms of the notes, interest accrued at the Eurodollar rate plus a spread for the first year, after which the interest rate became fixed at 7.23%. The amortization of long-term debt under the notes will be $10 million per year from November 2004 through November 2008. The notes are subject to various restrictive covenants, which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and to comply with specific consolidated debt and fixed charge ratios. The Company is in compliance with these covenants and at December 27, 2003, had $50 million outstanding under this arrangement, of which $10 million is classified as short-term. Debt issuance costs incurred in connection with these notes are amortized over the term of the notes.

        On January 20, 2004, the Company issued senior notes in the aggregate principal amount of $50 million pursuant to a Note Purchase Agreement with The Prudential Insurance Company of America and its affiliates. The amortization of long-term debt under the notes will be $10 million per year from January 2010 through January 2014 and interest is at a fixed rate of 5.62%. The notes are subject to various restrictive covenants, which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. Debt issuance costs incurred in connection with the issuance of these notes will be amortized over the term of the notes. The proceeds from these notes were applied against the outstanding balance under the revolving credit agreement, which gives the Company more flexibility to use its revolving credit agreement for future business needs.

        In order to effectively fix the interest rate on a portion of the debt outstanding under the revolving credit agreement, the Company as of December 27, 2003 had one interest rate swap agreement with one of the banks party to the credit agreement. This swap agreement contains a notional principal amount and other terms (including rate of interest paid and received and maturity date) determined with respect to the Company’s forecasts of future cash flows and borrowing requirements. At December 27, 2003 the notional principal amount outstanding under the interest rate swap agreement totaled $20.0 million. During fiscal year 2003, the Company terminated three other interest rate swaps at a pretax cost of $3.3 million. In the first quarter of fiscal years 2004 and 2003, other than related to the interest rate swap termination, there were no amounts transferred from other comprehensive income to earnings related to the Company’s swaps as the ineffective portion of the swaps was insignificant.

        The Company anticipates it will be able to meet its future liquidity requirements by using current cash on hand, cash flow from operations and availability under the revolving credit agreement. * The Company may pursue additional acquisitions from time to time, which would likely be funded through the use of available cash or credit, issuance of stock, obtaining of additional credit, or any combination thereof*.

Certain Factors That May Affect Future Results

        References in this section to “we”, “us” and “our” refer to New England Business Service, Inc.

We may make forward-looking statements in this report and in other documents filed with the SEC, in press releases, and in discussions with analysts, investors and others. These statements include:

—	descriptions of our operational and strategic plans,

—	expectations about our future sales and profits,

—	views of conditions and trends in our markets, and

—	other statements that include words like “expects”, “estimates”, “anticipates”, “believes” and “intends”, and which describe opinions about future events.

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

        A majority of our sales and profits come from selling standardized business forms, checks and related products by mail order, telesales and direct and distributor sales to a target market consisting mainly of small businesses. We believe that the critical success factors to compete in this market include competitive pricing, breadth of product offering, product quality, high service levels and the ability to attract and retain a large number of individual customers. These critical success factors are also applicable to the success of our packaging, shipping and warehouse supplies markets as well. Known material risks that may affect those critical success factors are described below.

        A majority of the sales in our apparel business come from selling knit and woven sport shirts under labels owned by the Company or licensed from third parties to the promotional products/advertising specialty and golf industries. We believe that the critical success factors to compete in this market include product quality, timely and accurate fulfillment of customer orders and brand awareness. Known material risks that may affect those success factors are also described below.

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

        Disruption in the services provided by certain of our critical vendors may adversely affect our operating performance and profits.

        We use a limited number of vendors to provide key services to our business. Examples of this are as follows:

—	we use MCI and Qwest Communications International to provide a majority of the toll-free telephone lines for our direct marketing business,

—	we use United Parcel Service to deliver most of the products that we ship to customers in the United States,

—	we rely on the postal services of the countries in which we do business to deliver our catalogs and other advertising material to customers.

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

        Our standardized business forms, checks and related products provide our customers with financial and business records to manage their businesses. Continual technological improvements have provided our target customers in several market segments with alternative means to enact and record business transactions. For example, the price and performance capabilities of personal computers and related printers now provide a cost-competitive means to print lower quality versions of our business forms on plain paper. In addition, electronic transaction systems and off-the-shelf business software applications have been designed to automate several of the functions performed by our business form and check products.

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

        The acquisition of complementary businesses that address our target small business market has been important to our growth strategy. We intend to continue this acquisition activity in the future. The success of this activity depends on the following:

—	our ability to identify suitable businesses and to negotiate agreements on acceptable terms,

—	our ability to obtain financing through additional borrowings, by issuing additional shares of common stock, or through internally generated cash flow, and

—	our ability to achieve anticipated savings and growth and avoid disruption to our existing businesses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to a number of market risks, primarily the effects of changes in foreign currency exchange rates and interest rates. Investments in and loans and advances to foreign subsidiaries and branches, and their resultant operations, denominated in foreign currencies, create exposures to changes in exchange rates. The Company’s utilization of its revolving line of credit (which carries a variable interest rate) creates an exposure to changes in interest rates. The effect, however, of changes in exchange rates and interest rates on the Company’s earnings generally has been small relative to other factors that also affect earnings, such as business unit sales and operating margins. For more information on these market risks and financial exposures, see the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended June 28, 2003. The Company does not hold or issue financial instruments for trading, profit or speculative purposes.

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

Item 4. Controls and Procedures

        The Company carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934), as of the end of the Company’s second fiscal quarter. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

        There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

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

        On February 2, 2004, the defendants’ motion for summary judgment was granted in part and denied in part. The court dismissed the claim against PremiumWear alleging breach of an implied covenant of good faith and fair dealing, but declined to dismiss the claim against PremiumWear alleging breach of the RFR Agreement and the claim against the Company alleging tortious interference with the plaintiff’s rights under the RFR Agreement. The Company continues to believe the allegations in the amended complaint are without merit and intends to defend the lawsuit vigorously.

        On July 24, 2002, a class action lawsuit entitled “OLDAPG, Inc. v. New England Business Service, Inc.” was filed in the Court of Common Pleas of the Ninth Judicial Circuit in and for Charleston County, South Carolina. The named plaintiff in the lawsuit sought to represent a class consisting of all persons who allegedly received facsimiles containing unsolicited advertising from the Company in violation of the Telephone Consumer Protection Act of 1991 (the “TCPA”). The litigation was settled by agreement between the parties in December 2003 on terms which are not material to the Company’s consolidated financial position or results of operations.

        From time to time the Company is involved in other disputes and/or litigation encountered in the ordinary course of its business. The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company’s business, operating results or financial condition.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

a.     The Annual Meeting of Stockholders was held on October 24, 2003.

b.     See Item 4c below.

c.     The stockholders elected the following ten Directors:

	For	Authority Withheld
William T. End	11,944,943	262,278
Neil S. Fox	11,946,202	261,019
Robert L. Gable	11,938,488	268,733
Thomas J. May	11,920,743	286,478
Herbert W. Moller	11,920,943	286,278
Robert J. Murray	11,887,551	319,670
Joseph R. Ramrath	11,919,927	287,294
Richard T. Riley	11,945,749	261,472
Brian E. Stern	9,551,635	2,655,586
M. Anne Szostak	9,552,528	2,654,693

        The stockholders voted to ratify the selection of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending June 26, 2004.

For	Against	Abstain
12,022,861	166,324	18,036

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit No. Description

2	Asset Purchase Agreement dated as of January 6, 2004 among Stephen Fossler Company, Inc., Stephen Fossler Special Markets Company, Inc., Fossler Sale!Signs, Inc., Embossed Label Press, Inc., Stephen G. Fossler, the Company and Stephen Fossler Company.

10.1	Amendment No. 1, dated as of January 20, 2004, to the Note Purchase Agreement dated as of November 9, 2001 by and between the Company and The Prudential Insurance Company of America.

10.2	Form of Note Purchase Agreement dated as of January 20, 2004 by and between the Company and each of the Purchasers listed in Schedule A attached thereto.

31.1	Certification pursuant to Rule 13a-14(a)/15(d)-14(a) (Principal Executive Officer)

31.2	Certification pursuant to Rule 13a-14(a)/15(d)-14(a) (Principal Financial Officer)

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to (Principal Financial Officer)

b.	Reports on Form 8-K.

On October 27, 2003, the Company filed a Current Report on Form 8-K announcing a new share repurchase authorization and a planned dividend increase.

On December 19, 2003, the Company filed a Current Report on Form 8-K announcing it had entered into a non-binding letter of intent to purchase certain assets of Stephen Fossler Company, Inc. and related companies.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
NEW ENGLAND BUSINESS SERVICE,INC.
(Registrant)
February 10, 2004
Date
/S/ Daniel M. Junius —————————————— Daniel M. Junius Executive Vice President-Chief Financial Officer Principal Financial Officer