Form 10-Q
period 2004-03-27
NEW ENGLAND BUSINESS SERVICE INC
filed 2004-05-11
CIK 205700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 27, 2004.

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

The number of common shares of the Registrant outstanding on May 11, 2004 was 13,335,564.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

ASSETS	Mar. 27, 2004	Jun. 28, 2003
Current Assets
Cash and cash equivalents	$8,057	$4,743
Accounts receivable, net	71,477	71,049
Inventories, net	40,735	39,792
Direct mail advertising materials, net
and prepaid expenses	18,727	18,710
Deferred income tax asset	13,662	14,041

Total current assets	152,658	148,335

Property and Equipment, net	78,623	80,110
Property Held for Sale	--	328
Deferred Income Tax Asset	20,740	20,728
Goodwill, net	98,902	88,001
Other Intangible Assets, net	88,571	76,292
Other Assets	6,045	4,672

TOTAL ASSETS	$445,539	$418,466

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$21,540	$22,937
Accrued expenses	69,730	65,192
Obligations under capital lease-current portion	479	764
Current portion of long-term debt	10,000	--

Total current liabilities	101,749	88,893

Long-Term Debt	157,344	157,025

Deferred Income Tax Liability	21,391	21,377

Stockholders' Equity
Common stock	15,947	15,889
Additional paid-in capital	61,865	59,111
Unamortized value of restricted stock awards	(2,893)	(487)
Accumulated other comprehensive loss	(1,150)	(2,626)
Retained earnings	145,374	135,634
Treasury stock, at cost	(54,088)	(56,350)

Total stockholders' equity	165,055	151,171

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$445,539	$418,466

See Notes to Condensed Consolidated Financial Statements

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Mar. 27, 2004	Mar. 29, 2003	Mar. 27, 2004	Mar. 29, 2003
Net Sales	$173,488	$127,267	$537,642	$408,717
Cost of Sales (including shipping costs)	73,773	54,765	224,633	172,182

Gross Profit	99,715	72,502	313,009	236,535

Operating Expenses:
Selling and advertising	63,222	44,519	196,837	140,117
General and administrative	28,147	17,393	76,812	55,908
Exit costs	1,480	--	3,280	--
Other intangible asset impairment	646	--	646	--

Total operating expenses	93,495	61,912	277,575	196,025

Income from Operations	6,220	10,590	35,434	40,510

Other (Expense) Income:

Interest income	83	35	235	110
Interest expense	(2,215)	(1,622)	(5,757)	(6,677)
Loss on settlement of interest rate swaps	--	--	--	(3,277)
Gain on sale of long-term investment	--	1,027	--	11,424

Total other (expense)/income	(2,132)	(560)	(5,522)	1,580

Income Before Income Taxes	4,088	10,030	29,912	42,090

Provision for Income Taxes	1,704	4,144	12,034	16,309

Net Income	$2,384	$5,886	$17,878	$25,781

See Notes to Condensed Consolidated Financial Statements

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME — (Continued)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Mar. 27, 2004	Mar. 29, 2003	Mar. 27, 2004	Mar. 29, 2003
Per Share Amounts:

Basic Earnings Per Share	$0.18	$0.46	$1.36	$1.98

Diluted Earnings Per Share	$0.17	$0.44	$1.31	$1.93

Dividends Paid	$0.22	$0.20	$0.62	$0.60

Basic Weighted Average Shares Outstanding	13,132	12,932	13,098	12,991

Plus incremental shares from assumed
conversion of stock options and
contingently returnable shares	567	342	559	333

Diluted Weighted Average Shares Outstanding	13,699	13,274	13,657	13,324

See Notes to Condensed Consolidated Financial Statements

NEW ENGLAND BUSINESS SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Nine Months Ended
	Mar. 27, 2004	Mar. 29, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$17,878	$25,781
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	17,622	14,774
Amortization	5,921	5,342
Deferred income taxes	(53)	(79)
Tax benefit from equity transactions	1,493	233
Exit costs	3,280	--
Loss on disposal of equipment	73	52
Gain on sale of long-term investment	--	(11,424)
Accrued cost of minimum royalty payments	3,200	--
Other intangible asset impairment	646	--
Provision for losses on accounts receivable	3,522	4,267
Deferred grants	(7)	(6)
Employee benefit charges	1,369	694
Changes in assets and liabilities (net of acquisition of businesses):
Accounts receivable, net	(718)	(1,124)
Inventories, net	(88)	(831)
Direct mail advertising materials, net and prepaid expenses	1,462	287
Other assets	(285)	527
Accounts payable	(2,854)	(4,123)
Income taxes payable	(5,104)	1,492
Other accrued expenses	(272)	(1,418)

Net cash provided by operating activities	47,085	34,444

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(15,454)	(11,501)
Purchase of long-term investment	--	(5,421)
Proceeds from sale of long-term investment	--	47,366
Proceeds from sale of property, plant and equipment	386	11
Acquisition of businesses - net of cash acquired	(30,374)	--

Net cash (used in)/provided by investing activities	(45,442)	30,455

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(116,665)	(90,769)
Proceeds from borrowings - net of issuance costs	126,396	37,309
Proceeds from issuance of common stock	6,699	619
Acquisition of treasury stock	(6,893)	(4,894)
Dividends paid	(8,138)	(7,811)

Net cash provided by/(used in) financing activities	1,399	(65,546)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	272	263

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,314	(384)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,743	6,112

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,057	$5,728

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

2. Acquisitions

        In June 2003, the Company acquired all the outstanding shares of Safeguard Business Systems, Inc. (“SBS”). The purchase price totaled approximately $73,655 (net of cash and restricted cash acquired) for the shares. The Company incurred fees of approximately $1,398 in connection with the acquisition, which are included in the purchase price above. The current year increase to the purchase price of $2,196 resulted from a change in the post-closing working capital adjustment to the selling shareholders, which had been estimated at June 28, 2003, and additional fees associated with the acquisition. The Company acquired SBS in order to expand its customer base in the small business market. The SBS distributor channel and product set are highly complementary to the Company’s business model. The acquisition was accounted for using the purchase method of accounting. Accordingly, SBS’s results from operations are included in the accompanying financial statements from the date of acquisition. During the quarter ended March 27, 2004, the final intangible asset valuations were established for SBS resulting in the creation of a tradename intangible asset and adjustments to the carrying value of long-term contracts and goodwill. The purchase price, including acquisition costs, was allocated to the net tangible assets acquired based on the fair value of such assets and liabilities. The excess cost over fair value of the net tangible assets acquired was $68,679, of which $30,700 and $15,800 were allocated to long-term contracts and tradenames, respectively, and the balance of $22,179 to goodwill. The Company has amortized approximately $1,706 of long-term contracts through March 27, 2004. The long-term contracts are being amortized over their estimated respective useful lives, which is 15 years. SBS is being reported as part of the Direct and Distributor Sales segment.

        The valuation method used to determine the amount allocated to long-term contracts related to the acquisition of SBS was based upon an analysis of the expected future cash flows from these contracts. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for SBS at the date of acquisition:

SBS
Current assets	$25,611
Deferred tax asset	1,535
Property and equipment	8,789
Other intangible assets	46,500
Goodwill	22,179
Current liabilities	(30,959)

Total purchase price	$73,655

        Changes in the carrying value of goodwill for the SBS acquisition are described in Note 5.

        In January 2004, the Company acquired certain assets of Stephen Fossler Company, Inc. and its affiliates (collectively, “Fossler”), for $28,178. Fossler manufactures and markets a broad line of embossed foil seals, and distributes retail store signage and commemorative specialty products through direct mail in the United States, Canada, and the United Kingdom. This acquisition expands the Company’s leadership position in the small business marketplace. Fossler’s direct mail channel, customers, and products align closely to the Company’s business model. The acquisition was accounted for using the purchase method of accounting. Accordingly, Fossler’s results from operations are included in the accompanying financial statements from the date of acquisition. The purchase price, including acquisition costs, was allocated to the net tangible assets acquired based on the fair value of such assets. The excess cost over fair value of the net tangible assets acquired was $24,081, of which $3,600 was allocated to customer lists, $2,500 to tradenames, $500 to a covenant not to compete and the remaining $17,481 to goodwill. These allocations are still subject to final fixed and intangible asset valuations. These valuations will be completed no later than the Company’s second fiscal quarter of 2005. These valuations could result in a significantly different allocation to intangible assets than previously estimated as well as different estimated useful lives. The Company has amortized approximately $200 of intangible assets through March 27, 2004 and believes that the net adjustment of amortization expense that will result from the final valuations will not be material. The customer lists and covenant not to compete are being amortized over their estimated respective useful lives, which is 5 years. Fossler is being reported as part of the Direct Marketing-US segment.

        The following table summarizes the estimated fair values of the assets acquired for Fossler at the date of acquisition:

Fossler
Current assets	$5,010
Property and equipment	440
Other intangible assets	6,600
Goodwill	17,481
Current liabilities	(1,353)

Total purchase price	$28,178

3. Restructuring

        Pursuant to previously announced restructuring actions, the following charges and payments have been accrued and recorded:

Three months ended Mar. 27, 2004	Balance Dec. 27, 2003	Change/ (credit) for the period	Restructuring costs related to SBS acquisition	Payments for the period	Balance Mar. 27, 2004
2001 Restructurings
Facility closure costs	$9	$28	$--	$(37)	$--

2003 Restructurings
Facility closure costs	460	(11)	(16)	(133)	300
Employee termination
benefit costs	1,792	(18)	923	(1,097)	1,600

2004 Restructurings
Employee termination
benefit costs	1,316	477	--	(654)	1,139

Total	$3,577	$476	$907	$(1,921)	$3,039

Nine months ended Mar. 27, 2004	Balance Jun. 28, 2003	Change/ (credit) for the period	Restructuring costs related to SBS acquisition	Payments for the period	Balance Mar. 27, 2004
2001 Restructurings
Facility closure costs	$511	$19	$--	$(530)	$--
Employee termination
benefit costs	62	(35)	--	(27)	--

2003 Restructurings
Facility closure costs	548	(25)	(16)	(207)	300
Employee termination
benefit costs	3,606	204	923	(3,133)	1,600

2004 Restructurings
Employee termination
benefit costs	--	1,805	--	(666)	1,139

Total	$4,727	$1,968	$907	$(4,563)	$3,039

        Additional information related to exit costs expected to be incurred and expensed during the period is as follows:

	Exit costs expected to be incurred	Exit costs incurred/ (credited) for the three months ended Mar. 27, 2004	Exit costs incurred/ (credited) for the nine months ended Mar. 27, 2004	Cumulative exit costs incurred as of Mar. 27, 2004
2001 Restructurings
Facility closure costs	$3,143	$28	$(97)	$3,143
Employee termination
benefit costs	4,451	--	(35)	4,451

2003 Restructurings
Facility closure costs	237	(11)	(25)	237
Employee termination
benefit costs	1,059	(18)	204	1,059

2004 Restructurings
Employee termination
benefit costs	2,500	421	1,805	1,805
Facility closure costs	1,300	188	290	290
Other associated costs	1,700	872	1,138	1,138

Total	$14,390	$1,480	$3,280	$12,123

        The activities related to all restructuring actions identified above are anticipated to be completed by the Company during fiscal year 2004, however payments for employee termination benefits and idle facilities maintenance will extend beyond that time period.

4. Inventories, net

        Inventories are carried at the lower of first-in, first-out cost or market. Inventories at March 27, 2004 and June 28, 2003 consisted of:

	Balance Mar. 27, 2004	Balance Jun. 28, 2003
Raw Material	$4,659	$4,594
Finished Goods	36,076	35,198

Total	$40,735	$39,792

5. Goodwill and Other Intangible Assets

        In March 2004, the Company recognized an impairment charge to write-off a long-term contract in the amount of $646 relating to its PremiumWear subsidiary which comprises the Apparel business segment. The impairment loss is recognized in the statements of consolidated income for the quarter ended March 27, 2004 under “Operating Expenses.” Further information on the impairment charge is described in Note 10.

Intangible assets consist of the following:

	Mar. 27, 2004		Jun. 28, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with
defined lives:
Customer lists	$49,967	$46,058	$46,367	$42,336
Debt issue costs	3,823	2,289	3,517	1,840
Long-term contracts	31,732	2,738	36,238	1,285
Bank referral
agreements	7,400	2,158	7,400	1,881
Covenant not to
compete	500	20	--	--
Intangible assets with
indefinite lives:
Tradenames	51,139	2,727	32,839	2,727

Total intangible assets	$144,561	$55,990	$126,361	$50,069

Changes in the carrying amount of goodwill (net) for the nine months ended March 27, 2004, by segment, are as follows:

	Direct Marketing- US	Direct and Distributor Sales	Apparel	Packaging and Display Products	International	Total
Balance
Jun. 28, 2003	$24,237	$36,361	$--	$23,246	$4,157	$88,001

Goodwill
acquired - SBS and Fossler	17,481	(6,681)	--	--	--	10,800

Currency
translation	--	(11)	--	--	112	101

Balance
Mar. 27, 2004	$41,718	$29,669	$--	$23,246	$4,269	$98,902

        Changes in the carrying value of goodwill associated with the acquisition of SBS, included in the Direct and Distributor Sales segment, resulted from the payment of a post-closing working capital adjustment to the selling shareholders, which had been estimated at June 28, 2003 and was subsequently adjusted, fees associated with the acquisition and adjustments to the income tax liability and other accrued expenses estimated on the opening balance sheet. During the quarter ended March 27, 2004 the final intangible asset valuations were established for SBS causing adjustments to the carrying value of goodwill, tradenames and long-term contracts.

        Changes in the carrying value of goodwill, included in the Direct Market –US segment, resulted from the allocation of the purchase price and post-closing working capital adjustments related to the acquisition of Fossler.

        Amortization of intangible assets with defined lives was $796 and $1,775 for the three months and $5,921 and $5,342 for the nine months ended March 27, 2004 and March 29, 2003, respectively. Estimated amortization of intangible assets for fiscal years 2004, 2005, 2006, 2007 and 2008, without consideration of any other increases or decreases in the balance of the assets, is $7,332, $3,879, $3,687, $3,316 and $3,316, respectively.

6. Stock Options

        If the fair-value-based accounting method was utilized for stock-based compensation, the Company’s pro forma net earnings would have been as follows:

	Three Months Ended Mar. 27, 2004	Three Months Ended Mar. 29, 2003	Nine Months Ended Mar. 27, 2004	Nine Months Ended Mar. 29, 2003
Net income:
As reported	$2,384	$5,886	$17,878	$25,781

Add total stock-based
compensation expense
determined under the intrinsic-
value method for all awards, net
of related tax effects	236	89	821	425

Deduct total stock-based
compensation expense
determined under the fair-value
method for all awards, net of
related tax effects	(558)	(461)	(1,649)	(1,368)

Pro forma	$2,062	$5,514	$17,050	$24,838

Net income per basic share:
As reported	$0.18	$0.46	$1.36	$1.98
Pro forma	0.16	0.43	1.30	1.91

Net income per diluted share:
As reported	$0.17	$0.44	$1.31	$1.93
Pro forma	0.15	0.42	1.25	1.86

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average grant date fair value of options granted during the three and nine months ended March 27, 2004, was $7.57 and $7.93, respectively and during the three and nine months ended March 29, 2003 was $6.00 and $5.60, respectively.

7. Benefit Plans

        In accordance with FASB Statement No. 132 (Revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” the components of net periodic benefit cost for the Company’s retirement plans for the three and nine months ended March 27, 2004 and March 29, 2003 are as follows:

Supplemental Executive Retirement Plan	Three Months Ended Mar. 27, 2004	Three Months Ended Mar. 29, 2003	Nine Months Ended Mar. 27, 2004	Nine Months Ended Mar. 29, 2003
Service cost	$99	$50	$298	$151
Interest cost	101	78	302	233
Amortization of prior service cost	21	21	63	63
Recognized actuarial loss	62	38	186	115

Net periodic benefit cost	$283	$187	$849	$562

Defined Benefit Postretirement Plan	Three Months Ended Mar. 27, 2004	Three Months Ended Mar. 29, 2003	Nine Months Ended Mar. 27, 2004	Nine Months Ended Mar. 29, 2003
Service cost	$30	$15	$60	$45
Interest on accumulated postretirement benefit
obligation	53	37	105	90
Amortization of gain	(1)	(3)	(2)	(4)

Net periodic benefit cost	$82	$49	$163	$131

        The Company’s aggregate contributions to 401(k) plans were $2,064 and $1,880 for the three months and $5,998 and $5,566 for the nine months ended March 27, 2004 and March 29, 2003, respectively. Included in the fiscal year 2004 contributions to 401(k) plans is the effect of the SBS acquisition of $132 and $387 for the three months and nine months ended March 27, 2004.

8. Other Comprehensive Income

        Other Comprehensive Income consists of foreign currency translation adjustments, pension adjustments, unrealized gains and losses on investments and changes in the fair market value of cash flow hedges. The Company’s comprehensive income is set forth below:

	Three Months Ended Mar. 27, 2004	Three Months Ended Mar. 29, 2003	Nine Months Ended Mar. 27, 2004	Nine Months Ended Mar. 29, 2003
Net income	$2,384	$5,886	$17,878	$25,781

Changes in:

Unrealized gains/(losses) on
investments, net of tax	65	(101)	222	110

Foreign currency translation
adjustments	(234)	1,090	890	746

Unrealized gains on
derivatives held for hedging
purposes, net of tax	112	283	364	2,710

Comprehensive income	$2,327	$7,158	$19,354	$29,347

The Company’s accumulated other comprehensive loss is set forth below:

	Balance Mar. 27, 2004	Balance Jun. 28, 2003
Unrealized gains/(losses)
on investments, net of tax	$207	$(15)

Foreign currency translation
adjustments	(183)	(1,073)

Pension adjustments, net of tax	(1,055)	(1,055)

Unrealized losses on derivatives
held for hedging purposes, net of tax	(119)	(483)

Total	$(1,150)	$(2,626)

9. Financial Information by Business Segment

        The Company has identified five reportable segments. The first segment is “Direct Marketing-US” and represents those business operations that sell principally printed products such as checks and business forms and embossed foil seals to small businesses through direct marketing in the United States. The second segment, “Direct and Distributor Sales”, also sells primarily checks and business forms to small businesses; however, they sell through a direct sales force to the customer and through both independent and local, dedicated distributors in the United States and Canada. The third segment, “Apparel”, utilizes independent sales representatives to market its specialty apparel products and to solicit orders from customers in the promotional products/advertising specialty industry. “Packaging and Display Products”, the fourth segment, primarily resells packaging and shipping supplies and retail signage marketed through a combination of direct marketing and direct selling efforts. The fifth segment, “International”, sells principally printed products such as checks and business forms to small businesses in Canada, the United Kingdom and France through direct marketing, independent distributors or by directly selling to the customer.

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

Net sales and profit from operations for each of the Company’s business segments are set forth below:

	Direct Marketing- US	Direct and Distributor Sales	Apparel	Packaging and Display Products	Inter- national	Total
Three months ended
Mar. 27, 2004

Net sales	$65,060	$67,648	$10,242	$19,904	$10,634	$173,488

Profit (loss) from
operations	13,956	6,803	(1,329)	272	(104)	19,598

Less adjustments
noted above						15,510

Income before
income taxes						$4,088

Three months ended
Mar. 29, 2003

Net sales	$62,626	$27,439	$9,319	$18,577	$9,306	$127,267

Profit (loss) from
operations	13,126	2,815	(1,347)	278	152	15,024

Less adjustments
noted above						4,994

Income before
income taxes						$10,030

	Direct Marketing- US	Direct and Distributor Sales	Apparel	Packaging and Display Products	Inter- national	Total
Nine months ended
Mar. 27, 2004

Net sales	$205,589	$203,130	$32,282	$62,833	$33,808	$537,642

Profit (loss) from
operations	46,873	19,552	(1,780)	2,465	1,209	68,319

Less adjustments
noted above						38,407

Income before
income taxes						$29,912

Nine months ended
Mar. 29, 2003

Net sales	$207,406	$82,350	$28,924	$60,891	$29,146	$408,717

Profit (loss) from
operations	47,060	8,824	(2,440)	1,863	1,758	57,065

Less adjustments
noted above						14,975

Income before
income taxes						$42,090

10. Contingencies

        On June 30, 2000, a complaint entitled “Perry Ellis International, Inc. v. PremiumWear Inc.”, was filed. The Company was subsequently named a co-defendant. The amended complaint relates to a Right of First Refusal Agreement dated as of May 22, 1996 (the “RFR Agreement”) between the plaintiff and PremiumWear, Inc., and to the Company’s acquisition of all the outstanding shares of PremiumWear in July 2000. In April 2004, the Company agreed to settle the complaint with the plaintiff. Under the settlement the Company paid $500 in cash, and will pay certain minimum royalties related to the license agreements between the parties through the remaining lives of the agreements which expire in 2010. As a result of this settlement, the Company incurred an impairment charge of $646 related to a long-term contract intangible asset (see Note 5); the impairment loss is recognized in the statements of consolidated income for the quarter ended March 27, 2004 under “Operating Expenses.” Additionally, the Company incurred $500 for legal fees and $3,200 to recognize costs on minimum royalty payments in excess of anticipated sales which will be paid over the next six years; these charges are recognized in the statements of consolidated income for the quarter ended March 27, 2004 under “Operating Expenses-General and Administrative.”

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

11. Subsequent Event

        On March 31, 2004, Intuit Canada commenced an action by statement of claim issued in the Court of Queen’s Bench of Alberta, Judicial District of Edmonton, against NEBS Business Products Ltd. (“NEBS Canada”), the Company’s wholly-owned subsidiary, with respect to certain agreements between Intuit Canada and NEBS Canada related to the marketing and sale of computer compatible checks and forms to users of Intuit Canada’s software products (the “Agreements”). In its statement of claim, Intuit Canada alleges that NEBS Canada withheld funds due to Intuit Canada under the terms of the Agreements, and that Intuit Canada suffered additional damages as a result of NEBS Canada’s alleged repudiation of the Agreements. Intuit Canada is seeking damages in the amount of $7,800 Canadian dollars, or such other amount as may be proven at trial. The Company believes that NEBS Canada has meritorious defenses to the statement of claim, and intends to defend the lawsuit vigorously. At this time, the Company cannot predict the outcome of this litigation and, therefore, it is not possible to estimate the amount of loss, if any, or the range of potential losses that might result from an adverse judgment or settlement of this matter. However, an adverse resolution of this litigation could have an adverse effect on the Company’s consolidated financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this possible loss contingency.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        New England Business Service, Inc. (the “Company”) was founded in 1952, incorporated in Massachusetts in 1955 and reincorporated in Delaware in 1986. The Company designs, produces and distributes business forms, checks, envelopes, labels, greeting cards, signs, stationery, embossed foil seals and related printed products, and distributes packaging, shipping and warehouse supplies, software, work and promotional apparel, advertising specialties and other business products through direct mail, direct sales, telesales, dealers, dedicated distributors and the Internet to small businesses throughout the United States, Canada, the United Kingdom and France. The Company also markets and sells payroll services provided by a payroll services company on a private label basis in the United States and in Canada through a wholly-owned subsidiary. The Company also designs, embroiders and sells specialty apparel products through distributors and independent sales representatives to the promotional products/advertising specialty industry, primarily in the United States.

        The Company has identified five reportable segments. The first segment is “Direct Marketing-US” and represents those business operations that sell principally printed products such as checks and business forms and embossed foil seals to small businesses through direct marketing in the United States. The second segment, “Direct and Distributor Sales”, also sells primarily checks and business forms to small businesses; however, they sell through a direct sales force to the customer and through both independent and local, dedicated distributors in the United States and Canada. The third segment, “Apparel”, utilizes independent sales representatives to market its specialty apparel products and to solicit orders from customers in the promotional products/advertising specialty industry. “Packaging and Display Products”, the fourth segment, primarily resells packaging and shipping supplies and retail signage marketed through a combination of direct marketing and direct selling efforts. The fifth segment, “International”, sells principally printed products such as checks and business forms to small businesses in Europe and Canada through direct marketing, independent distributors or by directly selling to the customer.

        On January 6, 2004, the Company acquired certain assets of Stephen Fossler Company, Inc. and its affiliates (collectively, “Fossler”), for $28.2 million. Fossler manufactures and markets a broad line of embossed foil seals, and distributes retail store signage and commemorative specialty products through direct mail in the United States, Canada, and the United Kingdom. The Company is presently undertaking an allocation of this purchase price, and anticipates that approximately $24 million will be allocated to certain intangible assets, a portion of which are anticipated to be amortized over 5 years.* Fossler is reported as part of the Direct Marketing-US segment.

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

Results of Operations

      Executive Summary

        The Company earns revenues and income and generates cash from the sale of standardized business forms, checks and related products by mail order, telesales and direct and distributor sales to a target market consisting mainly of small businesses. The critical success factors to the Company are competitive pricing, breadth of product offering, product service and quality and the ability to attract and retain customers. In the Direct Marketing-US segment the Company is investing more heavily in acquiring first time buyers and customer retention activities in addition to refining its direct mail approach with more targeted mailing pieces. The most significant fiscal year 2004 financial impacts to the Company were the June 2, 2003 acquisition of Safeguard Business Systems, Inc. (“SBS”) and the January 6, 2004 acquisition of certain assets of Stephen Fossler Company, Inc. and its affiliates (collectively, “Fossler”) which are reported in the Direct and Distributor Sales and Direct Marketing – US segments, respectively. The Company acquired SBS and Fossler in order to expand its customer base in the small business market. The SBS distributor channel and product set are highly complementary to the Company’s business model. McBee Systems, Inc., which is reported in the Direct and Distributor Sales segment, is expanding its bank relationships and implementing direct marketing strategies to drive additional sales. The improvement to the US economy has had a positive impact on the Apparel and Packaging and Display segments. Additionally, the Apparel segment has changed its relationship with a supplier, favorably impacting reported sales, and has seen a dramatic reduction in demand from wholesalers, and as a result is focusing on ad specialty dealers while expanding its golf sales. The Company expects these initiatives will provide future growth in revenues for the Apparel segment. Net sales in the International segment benefited from the weaker US dollar this past quarter, however profit from operations was unfavorably impacted by employee severance charges.

        In April 2004, the Company settled a lawsuit arising from the Company’s purchase of PremiumWear, Inc. Under the settlement the Company paid $.5 million in cash, and will pay certain minimum royalties related to the license agreements between the parties through the remaining lives of the agreements which expire in 2010. As a result of this settlement, the Company incurred an impairment charge of $.6 million related to a long-term contract intangible asset (see Note 5 to the Condensed Consolidated Financial Statements); the impairment loss is recognized in the statements of consolidated income for the quarter ended March 27, 2004 under “Operating Expenses.” Additionally, the Company incurred $.5 million for legal fees and $3.2 million to recognize costs on minimum royalty payments in excess of anticipated sales which will be paid over the next six years; these charges are recognized in the statements of consolidated income for the quarter ended March 27, 2004 under “Operating Expenses-General and Administrative.”

         The Company’s vision is to help small business people build thriving businesses by anticipating and delivering product and service solutions for their unique needs. The Company enjoys a large and loyal customer base, strong brand recognition, direct marketing expertise as well as a large direct sales force, along with numerous other strengths. The Company’s major opportunities include developing new customer acquisition techniques as well as installing additional products to its established customer base, leveraging specific product opportunities. Holiday cards, custom printed products and checks are specific areas of focus due to their growth potential. The same is true of opportunities to provide services to small businesses such as payroll processing.

        The Company’s growth strategy also includes the acquisition of complementary businesses. As mentioned above, the Company purchased certain assets of Stephen Fossler Company, Inc. and its affiliates in January 2004 for $28.2 million. This acquisition expands the Company’s leadership position in the small business marketplace. Fossler’s direct mail channel, customers, and products align closely to the Company’s business model.

        One of the primary challenges the Company faces comes from new technologies that are resulting in a decline in various high margin products such as continuous checks and forms. Computerization of small businesses has changed the way many of them now do business. The Company’s goal is to find new products and services to counteract this trend. Other challenges the Company faces particularly in the direct mail channel are the risks from potential privacy laws and increasing postal rates, either of which could have an adverse impact on our ability to contact customers and prospects. These matters receive significant management attention when planning for the future.

Summary of Results of Operations:

In thousands

	Three Months Ended		Nine Months Ended
	Mar. 27, 2004	Mar. 29, 2003	Mar. 27, 2004	Mar. 29, 2003

Net Sales	$173,488	$127,267	$537,642	$408,717
Cost of Sales	73,773	54,765	224,633	172,182
Percentage of Net Sales	42.5%	43.0%	41.8%	42.1%

Selling and Advertising	63,222	44,519	196,837	140,117
Percentage of Net Sales	36.4%	35.0%	36.6%	34.3%

General and Administrative	28,147	17,393	76,812	55,908
Percentage of Net Sales	16.2%	13.7%	14.3%	13.7%

Interest Expense	2,215	1,622	5,757	6,677
Percentage of Net Sales	1.3%	1.3%	1.1%	1.6%

Provision for Income Taxes	1,704	4,144	12,034	16,309
Percentage of Income Before
Income Taxes	41.7%	41.3%	40.2%	38.7%

        Net sales increased $46.2 million or 36.3% to $173.5 million in the third quarter of fiscal year 2004 from $127.3 million in last year’s third quarter. The increase in sales was primarily the result of the acquisitions of SBS and Fossler, which were acquired on June 2, 2003 and January 6, 2004, respectively. SBS contributed $39.4 million in net sales to the quarter’s performance in the Direct and Distributor Sales segment while Fossler contributed an additional $4.8 million to the quarter’s performance in the Direct Marketing – US segment. Excluding the effect of the acquisitions, consolidated net sales increased $2.0 million or 1.6%. The sales change included a decrease of approximately $2.4 million, excluding the effect of the Fossler acquisition, in the Direct Marketing-US segment, which is primarily attributable to declines in standardized forms sales due to product obsolescence and higher discounting associated with a year-to-year increase in new customers. Net sales in the Company’s Direct and Distributor Sales segment rose $.9 million, excluding the effect of the SBS acquisition, from expanded bank relationships at McBee Systems, Inc. Net sales in the International segment increased $1.3 million primarily as a result of foreign currencies strengthening against the U.S. dollar. The sales increases of $1.3 million in the Packaging and Display and $.9 million in the Apparel segment are the result of an improving economy and, with respect to the Apparel segment, a change in a supplier relationship which resulted in a previously commission-based outsourcing arrangement now to be reported as a full customer sale, offset by a decline in the wholesaler market.

        Net sales increased $128.9 million or 31.5% to $537.6 million for the first nine months of fiscal year 2004 from $408.7 million in last year’s comparable period. The increase in sales was primarily the result of the acquisitions of SBS and Fossler. SBS contributed $118.1 million in net sales to the period’s performance in the Direct and Distributor Sales segment while Fossler contributed $4.8 million to the periods performance in the Direct Marketing – US segment. Excluding the effect of these acquisitions, net sales increased $6.0 million or 1.5%. The sales change included a decrease of approximately $6.7 million in the Direct Marketing-US segment, excluding the effect of the Fossler acquisition, which is primarily attributable to declines in standardized forms sales due to product obsolescence and higher discounting associated with a year-to-year increase in new customers. Net sales of the Company’s Direct and Distributor Sales segment, excluding the effect of the SBS acquisition, increased $2.7 million from expanded bank relationships at McBee Systems, Inc.. Net sales in the International segment increased $4.7 million primarily as a result of foreign currencies strengthening against the U.S. dollar. The sales increases of $1.9 million in the Packaging and Display and $3.4 million in the Apparel segment are the result of an improving economy and, with respect to the Apparel segment, a change in a supplier relationship which resulted in a previously commission-based outsourcing arrangement now reported as a full customer sale, offset by a decline in the wholesaler market.

        For the third quarter of fiscal year 2004, cost of sales decreased to 42.5% of sales from 43.0% in last year’s comparable period. For the first nine months of fiscal year 2004, cost of sales decreased to 41.8% of sales from 42.1%. The inclusion of SBS and Fossler lowered cost of sales as a percent of sales by 1.2% points in the quarter and .7% points for the nine month period versus the prior year. Cost of sales as a percent of sales is expected to be consistent with the third quarter for the remainder of the fiscal year.*

        Selling and advertising expense increased to 36.4% of sales in the third quarter of fiscal year 2004 as compared to 35.0% of sales in last year’s comparable quarter as a result of the addition of SBS, which, consistent with the other businesses in the Direct and Distributor Sales segment, has a higher selling and advertising expense as a percentage of sales than in the Company’s other segments. Amortization expense for the third quarter of fiscal year 2004 was favorably impacted by adjustments relating to the final intangible assets valuations relating to the acquisition of SBS. For the first nine months of fiscal year 2004, selling and advertising expense increased to 36.6% of sales as compared to 34.3% of sales in last year’s comparable period due to higher amortization expense from the acquisitions and the addition of SBS which has a higher selling and advertising expense as a percentage of sales than in the Company’s other segments. Excluding SBS and Fossler, selling and advertising expense decreased for the quarter ended March 27, 2004 to 34.5% from 35.0% in the prior comparable quarter while selling and advertising expense increased to 34.5% for the nine months ended March 27, 2004 from 34.3% of sales in last year’s comparable period . Selling and advertising expense as a percentage of sales is expected to decrease slightly for the remainder of the fiscal year.*

        General and administrative expense increased to 16.2% of sales in the third quarter of fiscal year 2004 from 13.7% of sales in last year’s comparable quarter. For the first nine months of fiscal year 2004, general and administrative expense increased to 14.3% of sales as compared to 13.7% of sales in last year’s comparable period. The increase is due to costs related to the settlement of a lawsuit. Net of the lawsuit settlement, general and administrative expense as a percent of sales was approximately 13.8% and 13.5% of sales, respectively, for the three and nine month periods of fiscal year 2004. General and administrative expense as a percent of sales is expected to decrease slightly for the remainder of the fiscal year.*

        In the third quarter of fiscal year 2004, the Company recognized an impairment charge to write-off a long-term contract in the amount of $.6 million relating to its PremiumWear subsidiary which comprises the Apparel business segment.

        Pursuant to previously announced restructuring actions, the following charges and payments have been accrued and recorded:

Three months ended Mar. 27, 2004	Balance Dec. 27, 2003	Change/ (credit) for the period	Restructuring costs related to SBS acquisition	Payments for the period	Balance Mar. 27, 2004
2001 Restructurings
Facility closure costs	$9	$28	$--	$(37)	$--

2003 Restructurings
Facility closure costs	460	(11)	(16)	(133)	300
Employee termination
benefit costs	1,792	(18)	923	(1,097)	1,600

2004 Restructurings
Employee termination
benefit costs	1,316	477	--	(654)	1,139

Total	$3,577	$476	$907	$(1,921)	$3,039

Nine months ended Mar. 27, 2004	Balance Jun. 28, 2003	Change/ (credit) for the period	Restructuring costs related to SBS acquisition	Payments for the period	Balance Mar. 27, 2004
2001 Restructurings
Facility closure costs	$511	$19	$--	$(530)	$--
Employee termination
benefit costs	62	(35)	--	(27)	--

2003 Restructurings
Facility closure costs	548	(25)	(16)	(207)	300
Employee termination
benefit costs	3,606	204	923	(3,133)	1,600

2004 Restructurings
Employee termination
benefit costs	--	1,805	--	(666)	1,139

Total	$4,727	$1,968	$907	$(4,563)	$3,039

        Additional information related to exit costs expected to be incurred and expensed during the period is as follows:

	Exit costs expected to be incurred	Exit costs incurred/ (credited) for the three months ended Mar. 27, 2004	Exit costs incurred/ (credited) for the nine months ended Mar. 27, 2004	Cumulative exit costs incurred as of Mar. 27, 2004
2001 Restructurings
Facility closure costs	$3,143	$28	$(97)	$3,143
Employee termination
benefit costs	4,451	--	(35)	4,451

2003 Restructurings
Facility closure costs	237	(11)	(25)	237
Employee termination
benefit costs	1,059	(18)	204	1,059

2004 Restructurings
Employee termination
benefit costs	2,500	421	1,805	1,805
Facility closure costs	1,300	188	290	290
Other associated costs	1,700	872	1,138	1,138

Total	$14,390	$1,480	$3,280	$12,123

        The activities related to all restructuring actions identified above are anticipated to be completed by the Company during fiscal year 2004, however payments for employee termination benefits and idle facilities maintenance will extend beyond that time period.

        Interest expense remained consistent at 1.3% of sales in the third quarter of fiscal year 2004 as compared the prior year’s comparable period. In the first nine months of fiscal year 2004, interest expense was 1.1% of sales as compared to 1.6% of sales in the prior year’s comparable period. The decrease is the result of lower effective interest rates on the Company’s debt as compared to the same period last year.

        The provision for income taxes as a percentage of pretax income was 41.7% and 40.2%, respectively, for the third quarter and first nine months of fiscal year 2004 as compared to 41.3% and 38.7%, respectively, in the prior year’s comparable period. The change is the result of an increase in the state tax provision due to recently enacted tax legislation and changes in the mix of anticipated earnings among different subsidiaries. The provision for income taxes as a percentage of pretax income is expected to remain consistent with the first nine months of fiscal year 2004 for the remainder of the current year.*

Critical Accounting Policies

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

Liquidity and Capital Resources

        Cash provided by operating activities for the nine months ended March 27, 2004 was $47.1 million and represented an increase of $12.7 million from the $34.4 million provided in the comparable period last year. This increase in cash provided by operating activities was due to an increase in non-cash charges contained in net income, offsetting a net income decrease, as well as the gain on the sale of a long-term investment in the prior year which is removed from cash provided by operations in the statements of cash flows. The effect of income taxes paid as a result of the gain last year remains as a reduction of net cash provided by operations in 2003, however, overall timing of tax payments caused a decrease in cash in 2004.

        Working capital at March 27, 2004 totaled $50.9 million, including $8.0 million of cash and short-term investments. This represents a decrease of $8.5 million from the working capital balance of $59.4 million, including cash and short term investments of $4.7 million, at June 28, 2003. The decrease in working capital is primarily the result of the classification of scheduled amortization of the Company’s 7.23% Senior Notes into the current portion of long-term debt offset by an increase in product inventory in the apparel businesses.

        Capital expenditures for the nine months ended March 27, 2004 were $15.4 million as compared to $11.5 million during last year’s comparable period. Capital expenditures in the first nine months of fiscal year 2004 included improvements to enhance information systems’ infrastructure and manufacturing capability which includes the integration of SBS and Fossler. The Company anticipates that total capital outlays will approximate $21.0 million in fiscal year 2004, which will include additional planned improvements in our information systems capabilities and investments to enhance manufacturing capability.*

        During the nine months ended March 27, 2004 and March 29, 2003, $6.9 million and $4.9 million, respectively, were spent to repurchase 230,000 and 221,000 shares, respectively, of the Company’s common stock.

        During the nine months ended March 27, 2004 and March 29, 2003, the Company declared and paid dividends of $.62 and $.60 per share, respectively, in the amounts of $8.1 million and $7.8 million in each of the aforementioned periods.

        In addition to its present cash and short-term investment balances, the Company has historically generated sufficient cash internally to fund its needs for working capital, dividends and capital expenditures. The Company has a committed, unsecured, revolving credit agreement for $200 million with a maturity date of February 2006. The credit agreement contains various restrictive covenants which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and to comply with specific consolidated debt and fixed charge ratios. The Company is in compliance with these covenants and at March 27, 2004, the Company had $67.2 million outstanding under this arrangement. Debt issue costs incurred in connection with this facility are amortized over the term of the agreement.

        In November 2001, the Company issued senior notes in the aggregate principal amount of $50 million pursuant to Note Purchase Agreements with The Prudential Insurance Company of America. Under the terms of the notes, interest accrued at the Eurodollar rate plus a spread for the first year, after which the interest rate became fixed at 7.23%. The amortization of long-term debt under the notes will be $10 million per year from November 2004 through November 2008. The notes are subject to various restrictive covenants, which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and to comply with specific consolidated debt and fixed charge ratios. The Company is in compliance with these covenants and at March 27, 2004, had $50 million outstanding under this arrangement, of which $10 million is classified as short-term. Debt issuance costs incurred in connection with these notes are amortized over the term of the notes.

        On January 20, 2004, the Company issued senior notes in the aggregate principal amount of $50 million pursuant to Note Purchase Agreements with The Prudential Insurance Company of America and its affiliates. The amortization of long-term debt under the notes will be $10 million per year from January 2010 through January 2014 and interest is at a fixed rate of 5.62%. The proceeds from these notes were applied against the outstanding balance under the revolving credit agreement, which gives the Company more flexibility to use its revolving credit agreement for future business needs. The notes are subject to various restrictive covenants, which, among other things, require the Company to maintain certain minimum levels of consolidated net worth and specific consolidated debt and fixed charge ratios. The Company is in compliance with these covenants and at March 27, 2004, had $50 million outstanding under this arrangement. Debt issuance costs incurred in connection with these notes are amortized over the term of the notes.

        In order to effectively fix the interest rate on a portion of the debt outstanding under the revolving credit agreement, the Company as of March 27, 2004 had one interest rate swap agreement with one of the banks party to the credit agreement. This swap agreement contains a notional principal amount and other terms (including rate of interest paid and received and maturity date) determined with respect to the Company’s forecasts of future cash flows and borrowing requirements. At March 27, 2004 the notional principal amount outstanding under the interest rate swap agreement totaled $20.0 million. During fiscal year 2003, the Company terminated three other interest rate swaps at a pretax cost of $3.3 million. In the third quarter of fiscal year 2004, there were no amounts transferred from other comprehensive income to earnings related to the Company’s swaps, as the ineffective portion of the swaps was insignificant. In the first nine months of fiscal year 2003, approximately $16 thousand was transferred from other comprehensive income to earnings related to the ineffective portion of the Company’s swaps

        The Company anticipates it will be able to meet its future liquidity requirements by using current cash on hand, cash flow from operations and availability under the revolving credit agreement.* The Company may pursue additional acquisitions from time to time, which would likely be funded through the use of available cash or credit, issuance of stock, obtaining of additional credit, or any combination thereof.*

Certain Factors That May Affect Future Results

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

        Our direct mail-based businesses have experienced declines in the response rates to our catalogs and other direct mail promotional materials from both existing customers and prospects. We believe that these declines are attributable to a number of factors, including economic conditions, the overall increase in direct mail solicitations received by our target customers generally, and the gradual obsolescence of our standardized forms products. To the extent that we cannot compensate for reduced response rates through increases in average order value or improve response rates through new product introductions and improved direct mail contact strategies, our sales and profits may be adversely affected.

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

        In evaluating a potential acquisition, we conduct a business, financial and legal review of the target. This review is intended to support our assumptions with respect to the projected future performance of the target and to identify the benefits and risks associated with those assumptions. We cannot be certain that our review will identify all potential risks associated with the purchase, integration or operation of acquired businesses. Unanticipated risks and/or performance inconsistent with our pre-acquisition expectations may adversely affect the benefits that we expect to obtain from any given acquisition and could result in an impairment of intangible assets, which would reduce our reported earnings for the period in which the impairment occurs.

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

Item 4. Controls and Procedures

        The Company carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934), as of the end of the Company’s third fiscal quarter. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

        There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        On June 30, 2000, a complaint entitled “Perry Ellis International, Inc. v. PremiumWear Inc.”, was filed. The Company was subsequently named a co-defendant. The amended complaint relates to a Right of First Refusal Agreement dated as of May 22, 1996 (the “RFR Agreement”) between the plaintiff and PremiumWear, Inc., and to the Company’s acquisition of all the outstanding shares of PremiumWear in July 2000. In April 2004, the Company agreed to settle the complaint with the plaintiff. Under the settlement the Company paid $.5 million in cash, and will pay certain minimum royalties related to the license agreements between the parties through the remaining lives of the agreements which expire in 2010. As a result of this settlement, the Company incurred an impairment charge of $.6 million related to a long-term contract intangible asset (see Note 5 to the Condensed Consolidated Financial Statements); the impairment loss is recognized in the statements of consolidated income for the quarter ended March 27, 2004 under “Operating Expenses.” Additionally, the Company incurred $.5 million for legal fees and $3.2 million to recognize costs on minimum royalty payments in excess of anticipated sales which will be paid over the next six years; these charges are recognized in the statements of consolidated income for the quarter ended March 27, 2004 under “Operating Expenses-General and Administrative.”

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

        On March 31, 2004, Intuit Canada commenced an action in the Court of Queen’s Bench of Alberta, Judicial District of Edmonton, against NEBS Business Products Ltd. (“NEBS Canada”), the Company’s wholly-owned subsidiary, with respect to certain agreements between Intuit Canada and NEBS Canada related to the marketing and sale of computer compatible checks and forms to users of Intuit Canada’s software products (the “Agreements”). In its statement of claim, Intuit Canada alleges that NEBS Canada withheld funds due to Intuit Canada under the terms of the Agreements, and that Intuit Canada suffered additional damages as a result of NEBS Canada’s alleged repudiation of the Agreements. Intuit Canada is seeking damages in the amount of $7.8 million Canadian dollars, or such other amount as may be proven at trial. The Company believes that NEBS Canada has meritorious defenses to the statement of claim, and intends to defend the lawsuit vigorously. At this time, the Company cannot predict the outcome of this litigation and, therefore, it is not possible to estimate the amount of loss, if any, or the range of potential losses that might result from an adverse judgment or settlement of this matter. However, an adverse resolution of this litigation could have an adverse effect on the Company’s consolidated financial position or results of operations in the period in which the litigation is resolved. No costs have been accrued for this possible loss contingency.

        From time to time the Company is involved in other disputes and/or litigation encountered in the ordinary course of its business. The Company does not believe that the ultimate impact of the resolution of such other outstanding matters will have a material effect on the Company’s business, operating results or financial condition.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)-(d)     Not applicable.

(e)            Issuer Purchases of Equity Securities

        On October 27, 2003, the Company publicly announced that its Board of Directors had authorized the purchase of up to two million shares of the Company’s common stock, replacing the expiring October 20, 2000 two million share authorization. The program is effective from October 27, 2003 through November 30, 2006.

Period	(a)Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Dec. 28, 2003-
Jan. 24, 2004	--	--	--	1,954,700

Jan. 25, 2004-
Feb. 21, 2004	32,900	$30.68	32,900	1,921,800

Feb. 22, 2004-
Mar. 27, 2004	55,700	$31.17	55,700	1,866,100

Total	88,600	$30.99	88,600	1,866,100

         The above table does not include open-market purchases of shares by the trustee of the Company's 401(k) plan for the benefit of plan participants or the surrender or withholding of shares in connection with the exercise of employee stock options.

Item 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         Not applicable.

Item 5. OTHER INFORMATION

         Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits

Exhibit No. Description

10.1	Amendment No. 2, dated as of May 10, 2004, to the Note Purchase Agreement dated as of November 9, 2001 by and between the Company and The Prudential Insurance Company of America.

10.2 *	Change in Control Severance Agreement dated January 23, 2004 between the Company and Richard T. Riley.

31.1	Certification pursuant to Rule 13a-14(a)/15(d)-14(a) (Principal Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a)/15(d)-14(a) (Principal Financial Officer).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer).

*	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.

    b.        Reports on Form 8-K.

        On January 7, 2004, the Company filed a Current Report on Form 8-K announcing that it has acquired certain assets of Stephen Fossler Company, Inc. and its affiliates.

        On January 21, 2004, the Company filed a Current Report on Form 8-K announcing earnings for the fiscal quarter ended December 27, 2004.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEW ENGLAND BUSINESS SERVICE, INC. (Registrant)
May 11, 2004 Date	/s/ Daniel M. Junius —————————————— Daniel M. Junius Executive Vice President, Chief Financial Officer (Principal Financial Officer)