Form 10-Q/A
period 2003-12-27
NEW ENGLAND BUSINESS SERVICE INC
filed 2004-05-13
CIK 205700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

        Pursuant to this amended Quarterly Report on Form 10-Q/A, the registrant amends “Item 1. Financial Statements-Condensed Consolidated Balance Sheets” of Part I – Financial Information of its Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 10, 2004 to correct a clerical error in the “Liabilities and Stockholders’ Equity” portion of the Condensed Consolidated Balance Sheets. The amounts of Deferred Income Taxes were incorrectly repeated in the line directly below the correct line. The incorrectly repeated amounts have been removed, which has no impact on “Total Liabilities and Stockholders’ Equity.” Additionally, the registrant amends “ Item 6. Exhibits and Reports on Form 8-K” to disclose two additional Form 8-K's filed on October 22, 2003 and November 4, 2003. All other information is as of the date of original filing and included for convenience.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit No. Description

2	Asset Purchase Agreement dated as of January 6, 2004 among Stephen Fossler Company, Inc., Stephen Fossler Special Markets Company, Inc., Fossler Sale!Signs, Inc., Embossed Label Press, Inc., Stephen G. Fossler, the Company and Stephen Fossler Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2003.)

10.1	Amendment No. 1, dated as of January 20, 2004, to the Note Purchase Agreement dated as of November 9, 2001 by and between the Company and The Prudential Insurance Company of America. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2003.)

10.2	Form of Note Purchase Agreement dated as of January 20, 2004 by and between the Company and each of the Purchasers listed in Schedule A attached thereto. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2003.)

31.1	Certification pursuant to Rule 13a-14(a)/15(d)-14(a) (Principal Executive Officer)

31.2	Certification pursuant to Rule 13a-14(a)/15(d)-14(a) (Principal Financial Officer)

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to (Principal Financial Officer)

b.	Reports on Form 8-K.

On October 22, 2003, the Company filed a Current Report on Form 8-K announcing earnings for the fiscal quarter ended September 27, 2003.

On October 27, 2003, the Company filed a Current Report on Form 8-K announcing a new share repurchase authorization and a planned dividend increase.

On November 4, 2003, the Company filed a Current Report on Form 8-K announcing that Robert J. Murray, Chairman of the Company, has adopted a prearranged trading plan in accordance with Securities and Exchange Commission Rule 10b5-1.

On December 19, 2003, the Company filed a Current Report on Form 8-K announcing it had entered into a non-binding letter of intent to purchase certain assets of Stephen Fossler Company, Inc. and related companies.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned hereunto duly authorized.

NEW ENGLAND BUSINESS SERVICE,INC.
(Registrant)
May 13, 2004
Date
/S/ Daniel M. Junius —————————————— Daniel M. Junius Executive Vice President-Chief Financial Officer Principal Financial Officer